Form 10QSB
period 2007-12-31
Ensign Services, Inc.
filed 2008-01-22
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-52984

Ensign Services, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1545353
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Patricia G. Skarpa Ensign Services, Inc. 914 Park Knoll Lane Katy, TX 77450 (Address of principal executive offices)

281-398-1433
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of January 11, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ENSIGN SERVICES, INC.

 ENSIGN SERVICES, INC.

Balance Sheet

December 31, 2007

(Unaudited)

CURRENT ASSETS:
Cash	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$11,500

TOTAL LIABILITIES	11,500

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	18,000
Accumulated deficit	(39,500)

TOTAL STOCKHOLDERS’ DEFICIT	(11,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

Three Months Ended December 31, 2007 and 2006

(Unaudited)

	2007	2006

Revenue	$2,250	$-
Expenses	(3,750)	-
Net Loss	$(1,500)	$-

Net loss per share- basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Cash Flows

Three Months Ended December 31, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,500)	$-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accrued expenses	1,500	-

Net cash used in operating activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Notes to the Unaudited Financial Statements

December 31, 2007

(Unaudited)

NOTE 1

 BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month periods ended December 31, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10SB filed on December 18, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2

GOING CONCERN

The Company was in the development stage until late December 2007. The Company intends to provide administrative and office services; however, the Company did not begin generating revenues until late December 2007 when it began performing its initial engagement. Its activities prior to then were organizational and developmental in nature.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $39,500 at December 31, 2007, had a net loss and cash used in operations of $39,500 and $20,000, respectively, for the period from July 13, 2005 (inception) through December 31, 2007.

While the Company is attempting to increase operations and revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. The Company has entered into its first engagements which will provide approximately $25,000 in revenue through the end of March 2008 if completed as planned.  Work commenced in late December 2007. All arrangements are oral and not covered by written agreements. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended or new engagements will be obtained.

Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and increase revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We were incorporated on July 13, 2005 by Dr. Richard Barton. Our initial purpose was to market an electronic medical records software application called “Health-Chart” that had been under development for the preceding ten years. We were unsuccessful in obtaining the necessary financing to undertake further development of the product and initiate marketing efforts and discontinued our efforts in the initial plan in 2006. In March 2007, Patricia G. Skarpa joined us and we initiated a new business plan to provide administrative and office services in the Houston, Texas area. We have entered into our first engagement agreements which will provide approximately $25,000 in revenue through the end of March 2008 if completed as planned. Work commenced in late December 2007. All arrangements are oral and not covered by written agreements. There are no assurances that we will complete the engagements successfully or that these engagements will be extended or new engagements will be obtained.

Our initial engagements will be performed by Ms. Skarpa and will require substantially all of her time through the end of February 2008. These engagements involve the performance of secretarial and administrative work for clients that have a need for such services to meet increased work demands during that period. There is no commitment that these engagements will be extended.

Our overall business plan for the next nine to 12 months is for Ms. Skarpa to seek engagements using her business contacts. She will perform the work required on many, if not most, of these engagements. She will engage independent firms to assist her to perform the portion of the work that she does not perform. Thereafter, she will seek to locate independent contractors to perform an increasing portion of the engagements obtained. In those cases where independent contractors are used, our goal will be to realize at least a 15% to 20% gross margin.

We will seek to collect our fees on a weekly or monthly basis depending on competitive factors relating to each engagement.

We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements we will obtain. We will not incur any cash obligations that we cannot satisfy with known resources of which there are currently none except as described in this report. Our president will provide her services at no cost for several months, if necessary.

Liquidity

Ensign does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover initial operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our president and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Ms. Skarpa. While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000 commencing with the successful completion of several engagements. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. The accrual will begin after we have generated revenue of at least $25,000. We may seek private capital following the effectiveness of our registration statement on Form 10-SB. Such funding, which we anticipate would not exceed $100,000, will, if obtained, be used to pay salaries and for the production of marketing materials. However, we will conduct operations and seek client engagements even if no funding is obtained. The private capital will be sought from former business associates of our president or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances and which is unlikely in the foreseeable future, we will use shares to compensate employees/consultants wherever possible.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

We are subject to the reporting requirements of the Exchange Act of 1934 and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensating independent contractors who provide services for us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

To meet commitments that become due more than 12 months in the future, we will have to obtain client engagements in sufficient number and at sufficient levels of profitability. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if the same financing can be obtained on terms deemed reasonable to management.

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with our annual report for the year ended September 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Ensign’s financial statements issued in 2008; however, earlier application is encouraged. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, management of Ensign does not believe that any of those pronouncements would have significantly affected Ensign’ financial accounting measurements or disclosures had they been in effect during the years ended September 30, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

We do not anticipate a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ensign Services, Inc.

(Registrant)

/s/  Patricia G. Skarpa

Patricia G. Skarpa

Title: President and Chief Financial Officer

January 22, 2008