Form 10QSB
period 2008-03-31
Ensign Services, Inc.
filed 2008-04-01
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of March 31, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ENSIGN SERVICES, INC.

ENSIGN SERVICES, INC.

Balance Sheets

	March 31,	September 30,
	2008	2007
	(unaudited)
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$13,000	$10,000

TOTAL LIABILITIES	13,000	10,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	18,000	18,000
Accumulated deficit	(41,000)	(38,000)

TOTAL STOCKHOLDERS’ DEFICIT	(13,000)	(10,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Revenue	$18,500	$-
Expenses	(20,000)	-
Net Loss	$(1,500)	$-

Net loss per share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

Six Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Revenue	$20,750	$-
Expenses	(23,750)	-
Net Loss	$(3,000)	$-

Net loss per share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Cash Flows

Six Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,000)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	3,000	-

Net cash used in operating activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Notes to Unaudited Financial Statements

March 31, 2008

(Unaudited)

NOTE 1

 BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended March 31, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10-SB filed on December 18, 2007.

.

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

NOTE 2

GOING CONCERN

The Company was in the development stage until late December 2007. The Company intends to provide administrative and office services; however, the Company did not begin generating revenues until late December 2007 when it began performing its initial engagement which continued through the three months ended March 31, 2008. It cannot predict the amount of additional revenue that will be generated from this engagement or the timing or likelihood of obtaining additional engagements. Its activities prior to then were organizational and developmental in nature.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $41,000 at March 31, 2008.

While the Company is attempting to produce sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. The Company has entered into its first engagement.  Work commenced in late December 2007. All arrangements are oral and not covered by written agreements. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended or new engagements will be obtained.

Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operations

We were incorporated on July 13, 2005 by Dr. Richard Barton. Our initial purpose was to market an electronic medical records software application called “Health-Chart” that had been under development for the preceding ten years. We were unsuccessful in obtaining the necessary financing to undertake further development of the product and initiate marketing efforts and discontinued our efforts in the initial plan in 2006. In March 2007, Patricia G. Skarpa joined us and we initiated a new business plan to provide administrative and office services in the Houston, Texas area. We have entered into our first engagement. Work commenced on this engagement in late December 2007. All arrangements are oral and not covered by written agreements. It cannot predict the amount of additional revenue that will be generated from this engagement or the timing or likelihood of obtaining additional engagements.

Our initial engagements, of which the first is in progress, will be performed by Ms. Skarpa and will require substantially all of her time through at least the end of April 2008. These engagements involve and will likely involve the performance of secretarial and administrative work for clients that have a need for such services to meet increased work demands during that period. There is no commitment that any new engagement will be obtained or the current engagement extended.

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

Liquidity

Ensign does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover initial operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our president and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Ms. Skarpa. We will consider entering into a formal agreement with her after several engagements are completed satisfactorily. We may seek private capital following the effectiveness of our registration statement on Form 10-SB. Such funding, which we anticipate would not exceed $100,000, will, if obtained, be used to pay salaries and for the production of marketing materials. However, we will conduct operations and seek client engagements even if no funding is obtained. The private capital will be sought from former business associates of our president or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances and which is unlikely in the foreseeable future, we will use shares to compensate employees/consultants wherever possible.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the fiscal year ended September 30, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Ensign’s financial statements issued in 2008; however, earlier application is encouraged. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending January 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending January 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2006 that will become effective in subsequent periods; however, management of Ensign does not believe that any of those pronouncements would have significantly affected Ensign’ financial accounting measurements or disclosures had they been in effect during the years ended September 30, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

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

April 1, 2008