Form 10QSB/A
period 2007-12-31
Ensign Services, Inc.
filed 2008-06-12
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒     No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

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

June 12, 2008