Form 10QSB
period 2008-06-30
Ensign Services, Inc.
filed 2008-07-18
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of June 30, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ENSIGN SERVICES, INC.

 ENSIGN SERVICES, INC.

Balance Sheets

	June 30, 2008	September 30, 2007
CURRENT ASSETS:	(unaudited)
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$14,500	$10,000

TOTAL LIABILITIES	14,500	10,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding in 2008 and 2007	10,000	10,000
Additional paid-in capital	18,000	18,000
Accumulated deficit	(42,500)	(38,000)

TOTAL STOCKHOLDERS’ DEFICIT	(14,500)	(10,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

 See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

Three Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

Revenue	$21,200	$-
Expenses	(22,700)	-
Net Loss	$(1,500)	$-

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

Nine Months Ended June 31, 2008 and 2007

(Unaudited)

	2008	2007

Revenue	$41,950	$-
Expenses	(46,450)	-
Net Loss	$(4,500)	$-

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Cash Flows

Nine Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,500)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	4,500	-
Net cash used in operating activities	-	-
NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Notes to Unaudited Financial Statements

June 30, 2008

(Unaudited)

NOTE 1

 BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended June 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10SB filed on December 18, 2007.

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

NOTE 2

GOING CONCERN

The Company was in the development stage until late December 2007. The Company intends to provide administrative and office services; however, the Company had not begun generating operating revenues until late December 2007 when it began performing its initial engagements which continued through June 30, 2008. It cannot predict the amount of additional revenue that will be generated from this engagement or the timing or likelihood of obtaining additional engagements. Its activities prior to then were organizational and developmental in nature.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $42,500 at June 30, 2008.

Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide it with the opportunity to continue as a going concern. There are no assurances that the Company will complete the engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Operations

We were incorporated on July 13, 2005 by Dr. Richard Barton. Our initial purpose was to market an electronic medical records software application called “Health-Chart” that had been under development for the preceding ten years. We were unsuccessful in obtaining the necessary financing to undertake further development of the product and initiate marketing efforts and discontinued our efforts in the initial plan in 2006. In March 2007, Patricia G. Skarpa joined us and we initiated a new business plan to provide administrative and office services in the Houston, Texas area. We have entered into our first engagement. Work commenced on this engagement in late December 2007. All arrangements are oral and not covered by written agreements. We cannot predict the amount of additional revenue that will be generated from this engagement or the timing or likelihood of obtaining additional engagements.

Our initial engagements have been performed by Ms. Skarpa and will require substantially all of her time through at least the end of August 2008. These engagements involve and will likely involve the performance of secretarial and administrative work for clients that have a need for such services to meet increased work demands during that period. There is no commitment that any new engagement will be obtained or the current engagement extended.

Our overall business plan for the next nine to 12 months is for Ms. Skarpa to seek engagements using her business contacts. She will perform the work required on many, if not most, of these engagements. She will engage independent firms and contractors to assist her to perform the portion of the work that she does not perform. Thereafter, she will seek to locate independent contractors to perform an increasing portion of the engagements obtained. In those cases where independent contractors are used, our goal will be to realize at least a 15% to 20% gross margin.

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

A summary of our operations follows for the nine months ended June 30, 2008 and 2007 follows:

	2008	2007
Revenue	$41,950	$-
Expenses	(46,450)	-
Net Loss	$(4,500)	$-

We were a development stage company until late December 2007. In December 2007, we entered into our first engagements involving an unrelated party. All arrangements are oral and not covered by written agreements. The initial engagements resulted in revenue of $41,950 through June 30, 2008. There are no assurances that we will complete any engagements successfully or that current engagements will be extended.

The expenses consisted of direct costs of performing the engagements and professional fees.

Liquidity

Ensign does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our president and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Ms. Skarpa. While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000 commencing after the successful completion of several engagements. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. The accrual will begin after we have generated revenue of at least $75,000.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company will adopt this standard at the beginning of the Company’s year ending September 30, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2008 that will become effective in subsequent periods; however, management of Ensign does not believe that any of those pronouncements would have significantly affected Ensign’ financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

July 18, 2008