Form 10-K
period 2008-09-30
Ensign Services, Inc.
filed 2009-01-27
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 000-52984

ENSIGN SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1545353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

914 Park Knoll Lane, Katy, TX	77450
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 281-398-1433

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock par value $.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of October 1, 2008 is 10,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of September 30, 2008, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

ENSIGN SERVICES, INC.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.

BUSINESS

Ensign Services, Inc. was incorporated in the State of Nevada on July 13, 2005 under the name “Ensign Medical, Inc.” by Dr. Richard Barton. We changed our name to “Ensign Services, Inc.” in December 2007. Our initial purpose was to market an electronic medical records software application called “Health-Chart” that had been under development for the preceding ten years. We were unsuccessful in obtaining the necessary financing to undertake the further development of the product and initiate the marketing efforts and discontinued our efforts in the initial plan in 2006.

In March 2007, Patricia G. Skarpa joined us, and we initiated a new business plan to provide administrative and office services in the Houston, Texas area. We commenced our initial revenue producing engagements in December 2007. Through September 30, 2008, all engagements have been with a group of companies that are related to each other but unrelated to Ensign. All arrangements are oral and not covered by written agreements. There are no assurances that we will complete the engagements successfully or that these engagements will be extended.

Operations

We provide administrative and office services to businesses and professional firms in the Houston, Texas area. Currently, Ms. Skarpa provides services herself or by subcontracting them to an independent, unaffiliated firm or individuals. The ultimate business plan is for Ms. Skarpa to engage independent contractors to provide services to clients that she obtains. Specifically, we will provide work in word processing and data entry and administrative support on an occasional or temporary basis.

Our staffing solutions are designed to help customers meet a variety of human resource needs in a flexible, efficient and cost-effective manner. We intend to offer our customers high standards of quality. Ms. Skarpa has devoted nearly 20 years to providing administrative services.  She is closely attuned to the administrative needs of professional firms and companies.

The first category of our initial targeted clients will be professional firms that:

•

Do not have a need for full-time administrative employees but do need administrative work performed.

•

Need to cover work normally done by employees who are on vacation or otherwise on leave of absence.

•

Have temporary work overloads.

The second category of our engagements will be designed to help make medical practice offices as paperless as possible.

Our initial engagements, performed for an unrelated client group, fall into the first category listed above.

The advantages of using our services are:

•

Having the work performed by an experienced person.

•

Paying only for the specific amount of services needed.

•

Not having to provide employee benefits or other administrative costs associated with employees.

We will seek new business through the business contacts of Ms. Skarpa and word of mouth. We will use more extensive marketing and advertising procedures if and when our financial condition permits. Initially, we will compete for new business on the basis of price.

For the next 12 months, we will seek to collect our fees on a weekly or monthly basis depending on competitive factors relating to each engagement.

Competition

The staffing services market is highly competitive with limited barriers to entry. We compete with full-service and specialized temporary staffing companies, including several large national and international companies such as Kelly Services, Adecco S.A., and Manpower Inc. Most of our competitors have much greater financial and technical resources than do we. Our industry is very price competitive. In addition, competition also comes from individuals who offer services occasionally or offer temporary services to former employers or other contacts.

Competitors sometimes reduce their fees in order to attract clients. We expect that the level of competition will remain high, which could limit our ability to achieve profitability.

Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

We currently seek engagements from contacts of Ms. Skarpa and on the basis of price. We cannot offer any assurances that our competitive strategy will be successful in the future.

Intellectual Property

We have no patents or trademarks.

Employees

As of September 30, 2008, we had one employee, Patricia G. Skarpa, who is currently available substantially on a full-time basis. Ms. Skarpa, who is not under contract, will devote the amount of time to us that is necessary to perform the engagements obtained and to seek new ones.

Item 1A. RISK FACTORS

Risks Related to the Business

Ensign has a very limited operating history and anticipates losses.

Ensign began generating operating revenue in December 2007. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made.  Ensign’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

•

competition from entities that are much more established and have greater financial and technical resources than do we;

•

need  to develop corporate infrastructure;

•

ability to access and obtain capital when required; and

•

dependence upon key personnel.

Ensign cannot be certain that its business strategy will be successful or that it will ever be able to sustain revenue generating activities. Furthermore, Ensign believes that it is probable that it will incur operating losses and negative cash flow for the foreseeable future.

Ensign has no financial resources, and its auditors’ report includes an explanatory paragraph stating that there is substantial doubt about its ability to continue as a going concern.

Ensign has virtually no financial resources and an accumulated deficit of $48,000 at September 30, 2008. Our auditors included an explanatory paragraph in their opinion on Ensign’s financial statements as of September 30, 2008 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Ensign is and will continue to be completely dependent on the services of our president, Patricia G. Skarpa, the loss of whose services would likely cause our business operations to cease.

Ensign’s current business strategy is completely dependent upon the knowledge, reputation and business contacts of Patricia G. Skarpa, our president. If we were to lose the services of Ms. Skarpa, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

Our chief executive officer and sole employee, Patricia G. Skarpa, is entirely responsible for the execution of our business. She is under no contractual obligation to remain employed by us. If she should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without Ms. Skarpa or an appropriate replacement(s). We intend to acquire “key–man” life insurance on the life of Ms. Skarpa naming us as the beneficiary when and if we obtain the resources to do so, and Ms. Skarpa remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.

We operate in a highly competitive industry with low barriers to entry, and we may be unable to compete successfully against existing or new competitors.

The staffing services market is highly competitive with limited barriers to entry. We compete with full-service and specialized temporary staffing companies, including several large national and international companies such as Kelly Services, Adecco S.A., and Manpower Inc. Most of our competitors have much greater financial and technical resources than do we. Our industry is very price competitive, particularly for the provision of office clerical and light industrial personnel. Competitors sometimes reduce their fees in order to attract clients. We expect that the level of competition will remain high, which could limit our ability to achieve profitability.

Fluctuations in general economic conditions significantly affect our business.

Demand for staffing services is significantly affected by the general level of economic activity and unemployment in the Houston area in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before terminating full-time employees. We may also experience more competitive pricing pressure during periods of economic downturn. Any significant economic downturn could have a material adverse effect on our business and reduce the likelihood that we will continue as a going concern.

Our success depends on our ability to maintain our professional reputation and name. If we are unable to do so, our business would be significantly and negatively impacted.

We depend on our overall reputation and name recognition to secure new engagements. We expect to obtain and are likely to continue obtaining many of our new engagements from existing clients or from referrals by those clients. A client who is dissatisfied with our work can adversely affect our ability to secure new engagements. If any factor hurts our reputation, including poor performance, we may experience difficulties in competing successfully for new engagements. Failure to maintain our professional reputation and brand name could seriously harm our business, financial condition and results of operations.

We currently are likely to complete a limited number of engagements in a year. Our revenues and operating results will fluctuate significantly from quarter to quarter, which may cause our stock price, if one exists, to decline.

Our current limited sources of resources permit us to perform a limited number of engagements in any one financial reporting period. Performance of a small number of engagements in any one financial reporting quarter compared with the number of engagements performed in other surrounding periods will have a significant percentage impact on that quarter compared to the other quarters. As a result of these and other factors, we believe that period-to-period comparisons of our operating results will not be meaningful in the short term and that you should not rely upon our performance in a particular period as an indication of our performance in any future period.

Patricia G. Skarpa, our Chief Executive and Chief Financial Officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Patricia G. Skarpa has no meaningful financial reporting education or experience. She is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 and which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending September 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended September 30, 2010. Furthermore, in the following fiscal year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We currently have only one employee which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president/director.

We have only one director, who is our president and chairwoman. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. We have authorized 74,000,000 shares, and as of September 30, 2008, 64,000,000 shares remain unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Ensign because the shares may be issued to parties or entities committed to supporting existing management.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Articles of Incorporation, as amended, authorize us to issue up to 1,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability. These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. FINRA has assigned us a trading symbol which enables a market maker to quote the shares of our common stock on the OTCBB maintained by FINRA.  There can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

 the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of Ensign and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities.  Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

 Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, if they trade at all, will be subject to such penny stock rules for the foreseeable future, and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The ability of our president and majority shareholders to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president and three other principal shareholders beneficially own 93.6% of our outstanding common stock. Because of this level of beneficial stock ownership, our president and the three other principal shareholders will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president and the three other principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president and the three other principal shareholders. This level of control may also have an adverse impact on the market value of our shares because our president and the three other principal stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our director is not an independent director, we do not currently have independent audit or compensation committees. As a result, our director has the ability, among other things, to determine her own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. We are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTY

We currently operate out of office space located at 914 Park Knoll Lane, Katy, TX 77450 provided to us by our president at no cost. Ms. Skarpa incurs no incremental costs as a result of our using the space which is in her home. Therefore, she does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to Securities Exchange Act Reporting Requirements as of February 17, 2008.

The trading symbol for our common stock is ESVC. There is no current trading market for the shares of our common stock.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on September 30, 2008, there were 444 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding.

The Company has never repurchased any of its equity securities.

Item 6.

SELECTED FINANCIAL DATA

	September 30,
	2008	2007
Total liabilities	$20,000	$10,000
Stockholders’ deficit	$(20,000)	$(10,000)

	Fiscal Year Ended September 30,
	2008	2007
Total revenues	$58,398	$-
Net loss	$(10,000)	$(10,000)

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

We were incorporated on July 13, 2005 by Dr. Richard Barton. Our initial purpose was to market an electronic medical records software application called “Health-Chart” that had been under development for the preceding ten years. We were unsuccessful in obtaining the necessary financing to undertake further development of the product and initiate marketing efforts and discontinued our efforts in the initial plan in 2006. In March 2007, Patricia G. Skarpa joined us and we initiated a new business plan to provide administrative and office services in the Houston, Texas area. Revenue commenced in late December 2007. All arrangements are oral and not covered by written agreements. We cannot predict the likelihood of obtaining additional engagements.

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

A summary of our operations follows for the fiscal years ended September 30, 2008 and 2007 follows:

	2008	2007

Revenue	$58,398	$-
Expenses	(68,398)	(10,000)
Net Loss	$(10,000)	$(10,000)

We were a development stage company until late December 2007. In December 2007, we entered into our first engagements. Through September 30, 2008, all engagements have been with a group of companies that are related to each other but unrelated to Ensign. There are no assurances that we will complete any engagements successfully or that current engagements will be extended.

The expenses consisted of direct costs of performing the engagements and professional fees.

Liquidity

Ensign does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to cover current operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our president and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Ms. Skarpa. While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000 commencing after the successful completion of several engagements which in the aggregate exceeds $200,000 in revenue. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. The accrual will begin after we have generated revenue of at least $200,000.

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

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management of Ensign does not believe that any of those pronouncements would have significantly affected Ensign’s financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets, there is no quantitative information, as of September 30, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Item 8.

FINANCIAL STATEMENTS

Ensign’s financial statements as of September 30, 2008 and the year then ended start on page 31.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended June 30, 2008 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

NAME	AGE	POSITION
Patricia G. Skarpa	47	President, Chief Financial Officer, Chief Accounting Officer, Secretary, and Director

Patricia G. Skarpa. Ms. Skarpa has served as President of the Company since March 2007. Prior to that, she was an executive/legal secretary at Deloitte & Touche (February 1983 through February 1991), Crady, Jewett & McCully, LLP (February 1991 through October 1993), and John M. Young, Attorney-at-Law (October 1993 through October 2005). From October 2005 to March 2007, she performed services on an independent contractor basis. She also has owned and managed Exclusive Building Services, an unincorporated commercial janitorial services company which is still in limited operation. All of these entities were located in the Houston, Texas area.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company.

Possible Potential Conflicts

The OTCBB on which we plan and hope to have our shares of common stock quoted at some point in the future does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer in that she may have other business interests in the future to which she devotes her attentions, and she may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through her exercise of such judgment as is consistent with her understanding of her fiduciary duties to us.

Currently we have only one officer and director (the same person) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Our director’s term of office expires on September 30, 2009. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, our director receives no compensation for her role as director but may receive compensation for her role as officer.

If we have an even number of directors, tie votes on issues will be resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Ensign during the past five years.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Ensign board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.  See “Executive Compensation” hereinafter.

All directors will be reimbursed by Ensign for any expenses incurred in attending directors' meetings provided that Ensign has the resources to pay these fees.  Ensign will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2008 and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Patricia Skarpa Chairman,	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Secretary, Treasurer	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at September 30, 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 30, 2008, we had 10,000,000 shares of common stock outstanding which are held by 444 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 30, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Patricia G. Skarpa 914 Park Knoll Lane Katy, TX 77450	1,040,000	10.4%

Richard K. Barton 914 Park Knoll Lane Katy, TX 77450	4,000,000	40.0%

S. Craig Barton 914 Park Knoll Lane Katy, TX 77450	2,320,000	23.2%

Robert Rozner 914 Park Knoll Lane Katy, TX 77450	2,000,000	20.0%
All Officers and Directors as a group (1 individual)	1,040,000	10.4%

Ms. Skarpa is President, Chief Financial Officer, Secretary and Director of the Company. Her shares include 40,000 shares held by her minor daughter, Hallie Beth Skarpa, in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her minor children. Ms. Skarpa disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to her by operation of law.

Richard K. Barton and S. Craig Barton are brothers.

Shareholder Matters

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently operate out of office space located at 914 Park Knoll Lane, Katy, TX 77450 provided to us by our president at no cost, which serves as our address. Ms. Skarpa incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Li & Company, PC in connection with statutory and regulatory filings. Fees incurred are $500 for each quarterly review associated with our Form 10-Q filings and $10,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2008 and 2007.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended September 30, 2008.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Patricia G. Skarpa

PATRICIA G. SKARPA

Title: President and

Chief Financial Officer

Date:  January 26, 2009

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ensign Services, Inc.

Katy, Texas

We have audited the accompanying balance sheets of Ensign Services, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no operations, a stockholders’ deficit and a deficit accumulated during the development stage, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

January 26, 2009

ENSIGN SERVICES, INC.

BALANCE SHEETS

CURRENT ASSETS:	September 30, 2008	September 30, 2007
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$20,000	$10,000

TOTAL LIABILITIES	20,000	10,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	18,000	18,000
Accumulated deficit	(48,000)	(38,000)

TOTAL STOCKHOLDERS’ DEFICIT	(20,000)	(10,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended	For the Fiscal Year Ended
	September 30,	September 30,
	2008	2007

Revenue	$58,398	$-
Expenses	(68,398)	(10,000)
Net Loss	$(10,000)	$(10,000)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Fiscal Years Ended September 30, 2008 and 2007

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, October 1, 2006	10,000,000	$10,000	$18,000	$(28,000)	$-

Sale of common stock	1,680,000	1,680	-	-	1,680
Repurchase and retirement of 1,680,000 shares	(1,680,000)	(1,680)	-	-	(1,680)
Net loss	-	-	-	(10,000)	(10,000)

Balance, September 30,2007	10,000,000	10,000	18,000	(38,000)	(10,000)

Net loss	-	-	-	(10,000)	(10,000)

Balance, September 30, 2008	10,000,000	$10,000	$18,000	$(48,000)	$(20,000)

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended	For the Fiscal Year Ended
	September 30,	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,000)	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	10,000	10,000

Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of shares	-	1,680
Purchase of shares	-	(1,680)
NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF FISCAL YEAR	-	-

CASH AT END OF FISCAL YEAR	$-	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

September 30, 2008 and 2007

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Ensign Services, Inc. (the “Company”) was incorporated in the State of Nevada on July 13, 2005 under the name “Ensign Medical, Inc.” for the initial purpose of marketing an electronic medical records software application called “Health-Chart” that that had been under development for the preceding ten years. It was unsuccessful in obtaining the necessary financing to undertake further product development and the initial marketing efforts successfully and discontinued its efforts in the initial plan in 2006. In 2007, it initiated a new business plan to provide administrative and office services in the Houston, Texas area. It changed its name to “Ensign Services, Inc.” in December 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Year-end

The Company has elected a fiscal year ending on September 30.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share.  Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares outstanding for the interim period ended September 30, 2008 or 2007.

Revenue Recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable after the work has been performed.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the three fiscal years in the period ended September 30, 2008.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended September 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, reporting entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company began generating revenue in December 2007.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $48,000 at September 30, 2008, had a net loss and cash used in operations of $10,000 during the fiscal year ended September 30, 2008 with no assets. All of its revenues have been earned from one group of companies that are related to each other but unrelated to the Company. There are no written agreements or commitments for future engagements.

The Company is seeking additional and ongoing engagements. There are no assurances that the Company will complete engagements successfully or that these engagements will be extended. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 74,000,000 shares of common stock and 1,000,000 shares of preferred stock.  All shares have a par value of $.001. As of December 7, 2007, 10,000,000 shares of Common Stock are issued and outstanding. There are no shares of preferred stock issued or outstanding.

In March 2007 the Company sold 1,680,000 shares of its common stock at $.001 per share to 37 people, including 1,000,000 shares to its current President and 40,000 shares to the minor daughter of its current President. The total proceeds of the sale were $1,680.

In March 2007, the Company repurchased and retired 1,680,000 shares of its common stock from S. Craig Barton for $1,680.