Form 10-Q
period 2008-12-31
Ensign Services, Inc.
filed 2009-01-29
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 000-52984

ENSIGN SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1545353
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Patricia G. Skarpa Ensign Services, Inc. 914 Park Knoll Lane Katy, TX 77450 (Address of principal executive offices)

281-398-1433
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer☐ Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

At January 12, 2009 the number of shares of the Registrant’s common stock outstanding was 10,000,000.

ENSIGN SERVICES, INC.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1

FINANCIAL STATEMENTS

ENSIGN SERVICES, INC

Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$21,000	$20,000

TOTAL LIABILITIES	21,000	20,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding at both periods	10,000	10,000
Additional paid-in capital	18,000	18,000
Accumulated deficit	(49,000)	(48,000)

TOTAL STOCKHOLDERS’ DEFICIT	(21,000)	(20,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

	Three Months Ended December 31, 2008 (Unaudited)	Three Months Ended December 31, 2007 (Unaudited)

Revenue	$22,850	$2,250
Expenses	23,850	(3,750)
Net Loss	$(1,000)	$(1,500)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Cash Flows

Three Months Ended December 31, 2008 and 2007

(Unaudited)

	Three Months Ended December 31, 2008 (Unaudited)	Three Months Ended December 31, 2007 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,000)	$(1,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	1,000	1,500
Net cash used in operating activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements

ENSIGN SERVICES, INC.

December 31, 2008 and 2007

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2008 and notes thereto contained in Form 10K as filed with the SEC on January 27, 2009.  Interim results are not necessarily indicative of the results for the full fiscal year..

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

NOTE 2 GOING CONCERN

The Company was in the development stage until late December 2007 at which time it started generating revenue when it began performing its initial engagements providing administrative and office services. Since then all of its engagements have been with parties that are related to each other but unrelated to the Company. It cannot predict the amount of additional revenue that will be generated from these engagements or the timing or likelihood of obtaining additional engagements. Its activities prior to December 2007 were organizational and developmental in nature.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $49,000 at December 31, 2008.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this interim report on Form 10-Q are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended December 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

Operations

We were incorporated on July 13, 2005 by Dr. Richard Barton. Our initial purpose was to market an electronic medical records software application called “Health-Chart” that had been under development for the preceding ten years. We were unsuccessful in obtaining the necessary financing to undertake further development of the product and initiate marketing efforts and discontinued our efforts in the initial plan in 2006. In March 2007, Patricia G. Skarpa joined us and we initiated a new business plan to provide administrative and office services in the Houston, Texas area. Revenue generation commenced in late December 2007. All arrangements are oral and not covered by written agreements. We cannot predict the likelihood of obtaining additional engagements.

Our initial engagements have been performed by Ms. Skarpa and will require substantially all of her time through at least the end of March 2009. These engagements involve and will likely involve the performance of secretarial and administrative work for clients that have a need for such services to meet increased work demands during that period. To date, all engagements have been performed for clients that are related to each other but unrelated to us. There is no commitment that any new engagement will be obtained or the current engagement extended.

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

All expenses in 2008 consisted of direct costs of performing the engagements and professional fees.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Releases No. 33-8889 and 33-8934. Commencing with our annual report for the fiscal year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending January 31, 2010 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial results.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets, there is no quantitative information, as of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls.

During the quarter ended December 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1

Legal Proceedings

None

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3

Defaults upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Securityholders

None

Item 5

Other Information

None

Item 6

Exhibits

None

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

By:

/s/ Patricia G. Skarpa

Patricia G. Skarpa

President

January 29, 2009