Form 10-Q
period 2009-03-31
Ensign Services, Inc.
filed 2009-05-20
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

     .

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

281-398-1433
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .   No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      .   Accelerated Filer      .       Non-Accelerated Filer     .       Smaller Reporting Company  X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes      .   No  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .   No  X .

At May 18, 2009 the number of shares of the Registrant’s common stock outstanding was 10,000,600.

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

ITEM 1

FINANCIAL STATEMENTS

ENSIGN SERVICES, INC

Balance Sheets

	March 31, 2009	September 30, 2008
	(unaudited)
CURRENT ASSETS:
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$22,000	$20,000

TOTAL LIABILITIES	22,000	20,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	18,000	18,000
Accumulated deficit	(50,000)	(48,000)

TOTAL STOCKHOLDERS’ DEFICIT	(22,000)	(20,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

	Three Months Ended March 31, 2009 (Unaudited)	Three Months Ended March 31, 2008 (Unaudited)

Revenue	$26,500	$18,500
Expenses	27,500	(20,000)
Net Loss	$(1,000)	$(1,500)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

	Six Months Ended March 31, 2009 (Unaudited)	Six Months Ended March 31, 2008 (Unaudited)

Revenue	$49,350	$20,750
Expenses	51,350	(23,750)
Net Loss	$(2,000)	$(3,000)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Cash Flows

	Six Months Ended March 31, 2009 (Unaudited)	Six Months Ended March 31, 2008 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,000)	$(3,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	2,000	3,000
Net cash used in operating activities	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements

ENSIGN SERVICES, INC.

March 31, 2009 and 2008

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2008 and notes thereto contained in Form 10K as filed with the SEC on January 27, 2009.  Interim results are not necessarily indicative of the results for the full fiscal year.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $50,000 at March 31, 2009.

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

On March 19, 2009, Ensign Services, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, Timex Petrol (“Timex”), a joint stock Vietnamese company and the shareholders of Timex (the “Timex Shareholders”). Pursuant to the terms of the Agreement, the Company agreed to issue to the Timex Shareholders an aggregate of 45,900,000 shares of its common stock in exchange for all of the issued and outstanding shares of Timex. The closing of the Agreement is subject to the fulfillment of certain conditions, including, but not limited to the receipt of all requisite consents, waivers and approvals by the Company and Timex.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended March 31, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

All expenses consisted of direct costs of performing the engagements and professional fees.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended March 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets, there is no quantitative information, as of March 31, 2009, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls.

During the quarter ended March 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

May 18, 2009