Form 10-Q
period 2009-06-30
Ensign Services, Inc.
filed 2009-08-12
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 10, 2009 the number of shares of the Registrant’s common stock outstanding was 10,000,000.

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

ITEM 1

FINANCIAL STATEMENTS

ENSIGN SERVICES, INC

Balance Sheets

	June 30, 2009	September 30, 2008
	(Unaudited)
CURRENT ASSETS:
Cash	$998	$-

TOTAL ASSETS	$998	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$23,800	$20,000
Total Current Liabilities	23,800	-

Note payable	6,000	-

TOTAL LIABILITIES	29,800	20,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	18,000	18,000
Accumulated deficit	(56,802)	(48,000)

TOTAL STOCKHOLDERS’ DEFICIT	(28,802)	(20,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$998	$-

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenue	$-	$21,200
Expenses	(6,802)	(22,700)
Net Loss	$(6,802)	$(1,500)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Operations

(Unaudited)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008

Revenue	$49,350	$41,950
Expenses	(58,152)	(46,450)
Net Loss	$(8,802)	$(4,500)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to the financial statements.

ENSIGN SERVICES, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,802)	$(4,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	3,800	4,500
Net cash used in operating activities	(5,002)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	6,000	-
Net cash used in financing activities	6,000	-

NET CHANGE IN CASH	998	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$998	$-

See accompanying notes to the financial statements

ENSIGN SERVICES, INC.

June 30, 2009 and 2008

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $56,802 at June 30, 2009

NOTE 3 – NOTE PAYABLE

During the three months ended June 30, 2009, the Company borrowed $6,000 on an unsecured non-interest bearing promissory note payable on or before December 31, 2010.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended June 30, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Our initial engagements have been performed by Ms. Skarpa and required substantially all of her time through at least the end of March 2009. These engagements involved the performance of secretarial and administrative work for clients that have a need for such services to meet increased work demands during that period. To date, all engagements have been performed for clients that are related to each other but unrelated to us. There is no commitment that any new engagement will be obtained or the current engagement extended.

On March 19, 2009, Ensign Services, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) among the Company and certain of its shareholders, Timex Petrol (“Timex”), a joint stock Vietnamese company and the shareholders of Timex (the “Timex Shareholders”). Since entering into the Agreement, Ms. Skarpa has devoted her time to assisting with the fulfillment of closing conditions that are within her purview.

While we expect the closing conditions of the Agreement to be met, we cannot predict when and if they will be met or if there will be intervening impediments to a successful closing. We will not incur any cash obligations that we cannot satisfy with known resources of which there are currently none except as described in this report. Our president will provide her services at no cost for several months, if necessary.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended June 30, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have no assets, there is no quantitative information, as of June 30, 2009, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.

During the quarter ended June 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:

Patricia G. Skarpa

President

August 11, 2009