Form 10-K
period 2009-09-30
ENSIGN SERVICES, INC.
filed 2010-01-13
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52984

ENSIGN SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1545353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

95A Cach Mang Thang Tam

Quyet Thang Ward

Bien Hoa City

Dong Nai Province, Vietnam

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 00 84 613 822 486

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      . Accelerated Filer      . Non-accelerated filer  X . Smaller reporting company     .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on March 31, 2009, based upon the price at which the Company’s common stock was last sold was approximately $ 10,726.54.

As of January 12, 2010, the Company had outstanding 55,900,600 shares of Common Stock, $0.001 par value.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. Unless the context otherwise requires, references in this annual report to “we,” “us,” “our,” or the “Company” refer to Ensign Services, Inc. and our subsidiary, Tin Nghia Petrol Joint Stock Company. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation." If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Recent Developments

On March 19, 2009, Ensign Services, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Original Share Exchange Agreement”) with Tin Nghia Petrol Joint Stock Company (“Timex A&S”), and the shareholders of Timex A&S (the “Timex A&S Shareholders”).

Pursuant to the Original Share Exchange Agreement, the Company agreed to issue to the Timex A&S Shareholders an aggregate of 45,900,000 shares of the Company’s common stock (the “Acquisition Shares”) in exchange for all of the issued and outstanding capital stock of Timex A&S. Upon execution of the Original Share Exchange Agreement, its closing was subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Timex A&S.

On June 19, 2009, Timex A&S entered into a cooperation agreement (the “Cooperation Agreement”) with Tin Nghia Petrol Trading Company Limited (“Timex Petrol Trade”). Pursuant to the Cooperation Agreement, for a term of 50 years commencing on June 19, 2009:

•

Timex A&S and Timex Petrol Trade agreed to cooperate in exploiting Timex A&S’s existing gas stations and the development of new gas stations;

•

Timex A&S intends to develop and/or purchase new “Commerce and Service Complexes”, each of which will consist of a gas station and a “Commerce and Service Center.” A “Commerce and Service Center” will consist of construction works, building and equipment on the gas station land (excluding, however, the gas station itself) for the purpose of provision of service and commerce to commuters and local residents;

•

Timex A&S will contribute 98% of the capital into the new and existing gas stations and Timex Petrol Trade will contribute 2% of the capital into the new and existing gas stations (the “Contribution Proportion”);

•

Timex A&S and Timex Petrol Trade will be the co-owners of new and existing gas stations;

•

Timex Petrol Trade will operate the petroleum business at the new and existing gas stations;

•

Timex A&S will operate and provide services at the Commerce and Service Centers and lease assets to Timex Petrol Trade relating to the Commerce and Service Complexes;

•

Timex A&S and Timex Petrol Trade will share revenue, profit, expenses, and bear the risks from the operations contemplated by the Cooperation Agreement in accordance with the Contribution Proportion;

•

Timex A&S agreed to provide Timex Petrol Trade with a revolving credit facility in an aggregate amount to be agreed upon by the parties, which shall not exceed 50% of the total assets of Timex A&S, including loans and loan guarantees, which will bear interest at a rate to be agreed upon by the parties;

•

Timex A&S shall have the right to purchase Timex Petrol Trade’s interest in the assets relating to the operations contemplated by the Cooperation Agreement, if applicable Vietnamese law is amended to allow Timex A&S to own all of the assets relating to the operations contemplated by the Cooperation Agreement.

On August 6, 2009, the Company entered into Amendment No. 1 (the “Amendment”) to the Original Share Exchange Agreement, with Timex A&S and the Timex A&S Shareholders (because shareholders of the Company had inadvertently been included as parties to the Original Share Exchange Agreement, they were not parties to the Amendment and were removed as parties to the Original Share Exchange Agreement).

On August 13, 2009 (the “Closing Date”), pursuant to and upon the initial closing (the “Initial Closing”) of the Original Share Exchange Agreement, as amended by the Amendment (as so amended, the “Share Exchange Agreement”), the Company agreed to issue 15,494,200 of the Acquisition Shares to the Timex A&S Shareholders, and the Time A&S Shareholders agreed to transfer 49% of the outstanding shares of Timex A&S’s common stock to the Company (the “Initial Acquisition”). In addition, on the Closing Date, the parties agreed to place the remaining 30,405,800 Acquisition Shares, and the remaining 51% of the outstanding capital of Timex A&S, into an escrow account established pursuant to an escrow agreement entered into in connection with the Share Exchange Agreement(discussed below). Pursuant to the Share Exchange Agreement, following the Closing Date, the Company shall have the right to acquire the remaining 51% of the outstanding capital of Timex A&S (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 Acquisition Shares. The closing (“Subsequent Closing”) of the Subsequent Acquisition is subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Timex A&S.

In connection with the Share Exchange Agreement, on August 6, 2009, the Company entered into an escrow agreement (the “Escrow Agreement”) with Timex A&S, the Timex A&S Shareholders, and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the Escrow Agreement, the Company placed 30,405,800 Acquisition Shares (the “Escrow Shares”) into an escrow account, and the Timex A&S Shareholders agreed to place 51% of the outstanding capital of Timex A&S into such escrow account, pending the approval and registration of the Subsequent Acquisition in accordance with applicable Vietnamese laws and regulations. Upon the Subsequent Closing, the Escrow Shares will be released to the Timex A&S Shareholders, and 51% of the outstanding capital of Timex A&S will be released to the Company. If the Subsequent Closing has not been completed by December 31, 2012, any Escrow Shares or outstanding shares of Timex A&S held in the escrow account shall be returned to the Company and the Timex A&S Shareholders, respectively, unless otherwise agreed by the parties.

Effective on the Closing Date, pursuant to the Share Exchange Agreement, Timex A&S became a subsidiary of the Company. The Initial Acquisition of Timex A&S is treated as a reverse acquisition, and the business of Timex A&S became a part of the business of the Company. At the time of the reverse acquisition, Ensign was not engaged in any active business.

Founded on January 28, 1999, Timex A&S was formerly known as The Hotel-Tourism-Service and Trade Center and was formed as a subsidiary of Tin Nghia Company Limited, a Vietnamese company. The Company was then incorporated as Tin Nghia Petrol Company Limited on August 8, 2008, and as Timex Petrol Joint Stock Company on December 8, 2008. The Company supplies petrol, lubricants, LPG gas, fuel and building materials. Its services focus on rental services for warehouses; workshops and kiosks located at district trade centers. The Company also operates tour boats on the Dong Nai River. Timex A&S is one of the key suppliers of gasoline to factories in area industrial parks and has 28 petrol stations in Dong Nai province. It had net revenues of US$58.1 million and a net profit of US$0.25 million in 2007. In 2008 Timex A&S had net revenues of US$87.7 million with a net profit of approximately US$1.3 million. Timex A&S’s retail business network dominates the market in Dong Nai province with gas stations spread along the main traffic routes and important points in southeast provinces of Vietnam. For this reason, management believes that Timex A&S’s retail fuel operation contributes to the business and financial development of Dong Nai Province as well as serving the local residents within Dong Nai and neighboring provinces. At present, Timex A&S is the second largest fuel supplier in Dong Nai. Timex A&S will seek to grow its customer base through its existing framework of gas stations, and what management believes to be its respected name brand and well-known customer service.

Timex A&S Gas Stations

Timex A&S currently owns 28 gas stations located on major national routes, key intersections and industrial parks of Dong Nai province. In addition, the Company also operates 3 additional gas stations which are owned by Tin Nghia Company Limited. The Company intends to expand its business through the acquisition and construction of additional gas stations on major national routes and industrial parks. The Company has taken the initial steps to build a gas and oil depot in the Nhon Trach district near Ho Chi Minh City (“HCMC”). Currently, this project is in the technical and engineering designs and final stage of land clearance and is estimated to require an estimated investment of US$30 million. There can be no assurance that the Company will be able to secure the financing necessary to fund the completion of the gas and oil department. The Company is also taking aggressive measures to build gas stations in the best available real estate zones in industrial park in Long Thanh district and plans to build gas stations around Vietnam’s upcoming main international airport.

Gas Stations Currently in Operation

Order number	Name of station	Total area (m2)	The kinds of goods associated with gas-oil	Note regarding location
1	Long Khánh gas station	4,934	gas fuel	the front on Highway 1, LK A centre Commune
2	Hàng Gòn gas station	1,400	Gas fuel	the front on Highway 56, No1
3	Long Binh Tân gas station	9,996	building materials + gas fuel	the front on Highway 51, applying widely
4	Phuoc Bình gas station	2,434	Gas fuel	the front on Highway 51B
5	Long Tân gas station	9,431	Gas fuel	in Nhơn Trạch industrial park(No 2)
6	Xuân Thanh gas station	1,400	building materials + gas fuel	Ngã 3 Dầu Giây Centre (No 3)
7	Tín Thành gas station	1,400	Gas fuel	the front on Highway 1, No4
8	Túc Trung gas station	1,531	Gas fuel	the front on Highway 20, No5
9	Suoi Tre gas station	2,000	Gas fuel	the front on Highway 1, No6
10	Suoi Tre 2 gas station	5,920	Gas fuel	the front on Highway 1, No7
11	Quang Trung gas station	1,394	Gas fuel	the front on Highway 20, No8
12	Gia Tân gas station	1,290	Gas fuel	the front on Highway 20, No9
13	Vĩnh An gas station	1,133	Gas fuel	Vĩnh An Town Centre (C)
14	34 gas station	795	Gas fuel	Long Khánh Town Centre
15	Xuân Tân gas station	856	Gas fuel	the front on Highway 1
16	Ngã 3 Vũng Tàu gas station	2,430	Gas fuel	the front on Hà Nội Road, No 1
17	Nhơn Trạch gas station	633	Gas fuel	in Nhơn Trạch industrial park
18	Xuân Thọ gas station	3,477	Gas fuel	the crowded resident
19	35 gas station	6,454	building materials + gas fuel	the front on Highway 1, Long Khánh Town
20	97 gas station	272	Gas fuel	the front on Highway 1
21	Phú Lý gas station	7,192	Gas fuel	the front on 767 Street, near market
22	Cầu Mới gas station	5,420	Gas fuel	the front on Highway 1K, No 2
23	Tân Bình gas station	2,360	Gas fuel	Ngã 3 Bến Cá to Tân Triều
24	Tân Phong gas station	954	Gas fuel	the front on Highway 1K, near market No 3
25	Thạnh Phú gas station	727	Gas fuel	the front on Highway 1, near hospital No 3
26	Tân Tiến gas station	1,159	Gas fuel	the front on 768 Street + near market, industrial park
27	Tân Hoà gas station	985	Gas fuel	the front on Highway 1
28	ICD Biên Hòa gas station	240	Gas fuel	the front on Highway 51, No 5
29	Xuân Lộc Gas Station #	2,800	Gas fuel	The front on Highway 1A
30	La Ngà gas station #	1,960	Gas fuel	The front of 768 Street
31	Bau Ham gas station #	2,000	Gas fuel	The front of 768 Street

# these three gas stations are not owned by Timex A&S.

Gas Stations Under Construction

Order number	Name of Station	Total area (m2)	Completion Time
1	Long Bình gas station	2,000	August 2010
2	Hiệp Phước gas station (in Commercial Area project 51ha Hiệp Phước)	3,000	June 2010
3	Xa Song Trau – Huyen Trang Bom gas station	2,000	Construction began in December 2009

The Oil Industry in Vietnam

Overview

Over the course of the last two decades Vietnam has emerged as an important regional producer of oil and natural gas in Southeast Asia1. The country has boosted exploration activities, allowed greater foreign company involvement in the oil and natural gas sectors, and introduced market reforms aimed at strengthening Vietnam’s energy industry. While these efforts have helped Vietnam expand production of oil and natural gas, domestic consumption of these resources has also increased as a result of rapid economic growth. Half of Vietnam’s domestic energy consumption comes from oil, with hydropower (20%), coal (18%), and natural gas (12%) supplying the remainder http://www.eia.doe.gov/cabs/Vietnam/Background.html

Oil consumption was 276,000 b/d in 2006 and is forecast to grow by 6 to 10% per annum over the next few years . Without refineries, Vietnam cannot consume its own crude but exports virtually all production and imports all refined oil products. The oil demand growth rate can be expected to accelerate beyond 2009 as the energy economy develops on the back of the country’s first oil refinery. 2 By 2012, it is expected that oil demand will average 422,000 b/d. Oil production was 367,000b/d in 2006, but output is thought to have fallen during 2007 for the third successive year due to the Vietnamese government’s lower crude oil exports between 2006 and 2010 so as to ensure sufficient supply of the product for domestic industries. The Vietnam News Agency reported in early January 2008 that crude volumes in 2007 averaged around 318,000 b/d, representing a decline of eight percent. The liquids production is 350,000 b/d for 2007, down five percent year-on-year. http://www.eia.doe.gov/cabs/Vietnam/Background.html

Vietnam Oil Forecast and Historical Data

	2005	2006	2007	2008F	2009F	2010F	2011F	2012F
Proved Oil Reserves, mn barrels	3,119	3,250	3,250	3,200	3,200	3,000	2,900	2,850
Oil Production, 000b/d	398	367	350	385	400	390	380	370
Oil Consumption, 000b/d	253	276	298	328	354	375	398	422
Crude Oil Exports, 000b/d	398	367	350	385	283	273	263	226

Source: Historic data – BP review of World Energy According to Vietnam’s Ministry of Economy, in 2008, Vietnam has 8,000 gas stations, which consumed 14,283,000 Metric Tons of fuel. In the first 9 months of 2009, consumption was already 10,427,000 metric tons. The Ministry forecasts a growth rate between 7-9% each year.

•

2008: 8,000 gas stations, 14,283,000 metric tons

•

2007: 7,280 gas stations, 12,779,000 metric tons

•

2006: 6,770 gas stations, 11,884,000 metric tons

•

2005: 6,220 gas stations, 10,933,000 metric tons

Structure of Vietnam Gas Service Station Market

While there are no major dominant players, large oil companies own most stations. Still, the industry is considered fragmented. The profitability of gas station operators depends on their ability to secure high-traffic locations, generate high-volume sales, and buy gas at the lowest possible price. Larger operators have advantages in purchasing and financing. In order for smaller companies to compete in this market, they need superior locations for their gas stations, and to provide value added services such as convenience stores, mass merchandising, warehouse clubs, and grocery stores.

•

Type One Stations

More than half of the service stations in Vietnam are owned by independent entrepreneurs; these agents have contracts with oil companies which supply them and usually allow them to operate under the oil company’s brand name. Typically the oil company invests in the service station equipment with the agent being obligated to exclusively sell the oil company’s products (both fuels and lubricants). Apart from the branding/markings and the products, the agent is responsible for all operations of the service station. Management is free to set a price and to optimize profit. Management can also determine the product range for the shop. Timex A&S operates under this model.

_____________________________

1 [EIA 2007, Country Analysis Briefs: Vietnam http://www.eia.doe.gov/emeu/cabs/Vietnam/pdf.pdf].

2 Id

•

Type Two Stations

Some of the service stations are owned by oil companies, but are being rented to agents. These agents are also independent entrepreneurs that pay rent to the oil company. The oil company does all major investment in the service station.

•

Type Three Stations

The last type of the service station is where the oil company sets up a subsidiary to operate its own station. The oil company has complete control over the exploitation of these service stations, such as price determination and product range.

Expansion Plan

Timex A&S’s Planned Convenience Stores--Overview

We intend to expand the gas stations we currently co-own with Timex Petrol Trade to include convenience stores (sometimes referred to as “c-stores”). Pursuant to the terms of the Cooperation Agreement with Timex A&S, it is contemplated that the petrol stations will be co-owned with Timex Petrol Trade while the convenience stores will be owned by us.

Our concept of a “convenience store” is defined as follows:

•

Physical building size of less than 5,000 ft;

•

Have off-street parking and/or convenient pedestrian access;

•

Extended hours of operation with many open 24 hours, seven days a week;

•

Stock at least 500 stock-keeping units (SKUs);

•

Product mix will include grocery type items, and items such as beverages and snacks (including confectionery).

We plan to employ Point-of-Purchase (“POP”) and traffic-driving promotions, as well as strategically designed store layouts supported by extensive research and industry specific data to increase revenues. We plan to build out the brand as a “Community Service Center” to become an anchor business for the local community.

Rather than a petrol station that offers a few food items for purchase, management anticipates that the Community Service Centers (“CSC”) will serve to draw local residents to the stations for many reasons beyond filling their gas tanks or buying a few items that they may need in an emergency. We believe that convenience stores in Vietnam will evolve into a unique place where customers can do everything from paying their bills, sending a fax or purchasing phone cards for calls overseas. The goal of the concept is for the stores to not only are residents’ corner stores, but also their post office, bank, home office and much more. We will thus seek to implement marketing and promotional activities aimed at driving traffic and creating demand.

Our convenience stores may offer other goods and services as they come into the market; such as:

•

DVD and video rentals;

•

Services on behalf of approved financial and government institutions (such as paying utility bills, taxes, etc.);

•

Renewal of auto insurance and registration;

•

Purchase of tickets to local sports and cultural events;

•

Downloadable ringtones/wallpapers for mobile phones;

•

Job postings;

•

Internet access stations;

•

Post boxes and “Fed Ex Type” services;

•

Purchase phone cards or receive/send wired funds.

Management believes that many of these services can be provided by partnering with existing service providers (such as local governments, etc.). We believe that by providing these additional services, local residents will have a much stronger reason to visit its convenience stores and spend money.

Building a Convenience Store Network

In order to utilize our current competitive advantage of having an established network of gas stations and to enhance the overall profitability, we intend to build a network of convenience stores to capture additional spending on items in addition to petrol from the same customers visiting the gas stations. Our management believes that, initially, it will take approximately six months to build out each convenience store (simultaneously in groups.) Due to economies of scale, we believe the timeline will decrease. Each store is estimated to cost US$500,000 to US$700,000 depending on the size of the store, condition of the land, and renovation costs. This setup cost includes consulting fees, startup inventory, architectural plans, branding, marketing assistance and Point-of-Sale (“POS”) consulting. The fee assumes contributions from vendors (such as Coca-Cola installing coolers) at an average size of 2,200 square feet per store. We will need to raise additional financing to implement these plans. However, there can be no assurance the funding needed to implement our business plan will be available on terms acceptable to Timex A&S, or at all.

Funding Requirements for the Convenience Stores

Timex A&S plans to develop a convenience store network of 40 stores over a three-year period. Some of the c-stores will be done by retrofitting existing properties, while the others will involve acquiring additional land adjacent to gas stations. For gas stations with higher traffic flows, a larger c-store will be built to cater for the higher customer flow. These large c-stores have higher setup costs and land acquisition costs due to its size. The setup costs for large stores are estimated to be approximately US$0.7 million as compared to the US$0.5 million per store costs of regular size c-stores. The land acquisition cost is estimates to also higher at US$0.7 million as compared to US$0.35 million for a regular store.

Startup Costs per Store

(USD Mil)	Regular C-Store	Large C-Store
Start-Up Costs	$0.5	$0.7
Consulting fees, startup inventory, architectural plans, branding, marketing assistance and Point-of-Sale (“POS”)
Land Acquisition Cost	0.35	0.7
Total Costs per Store	$0.85	$1.4

Convenience Store Development Plan

Development Plan	Year 1	Year 2	Year 3	Total
Regular Stores	9	9	3	21
Regular w/ Land Acquisition	7	9	3	19
Large Stores	4	5	10	19
Large w/Land Acquisition	3	4	9	16
Total Stores	13	14	13	40

Total Number of Gas Stations and Convenience Stores

Total No of Gas Stations & C-Stores	Year 1	Year 2	Year 3
Gas Stations	34	36	40
Regular C-Stores	9	18	21
Large C-Stores	4	9	19

Convenience Store Funding Requirements

The Company anticipates that the setup costs for convenience stores include consulting fees, startup inventory, architectural plans, branding, marketing assistance and Point-of-Sale (“POS”) consulting. Management anticipates that in most instances the Company will need to acquire land adjacent to Timex A&S’s gas stations on which to construct its planned convenience stores. In some cases, the Company might be able to lease or sublet the land from third party; however, it is assumed that land would be acquired in the following model.

Funding Requirements

Funding Requirements: (in USD Mil)	Year 1	Year 2	Year 3
Regular Stores Startup Costs	$5.00	$5.50	$1.50
Large Stores Startup Costs	2.10	2.80	8.40
Total C-Stores Startup Costs:	$7.10	$8.30	$9.90
Land Acquisition Costs	4.90	6.65	7.35
Total:	$12.00	$14.95	$17.25

There is no assurance the funding needed to implement our business plan will be available on terms acceptable to us, or at all.

The “Community Service Center”

We believe that Vietnam is a unique market for convenience stores when compared to other geographic markets, due to the recent and continuing growth of the economy and migration of the population migrate to urban centers. Much of the population has the long-standing tradition of buying from local stores or road-side stalls. In order to gain market penetration, we intend to build out the brand as a “Community Service Center” and become an anchor business for the local community.

We believe that it will be critical to create a unified and credible brand name for our convenience store and petrol business in Vietnam so that customers will begin associating our brand with reliability, confidence and quality. Once the Community Service Center concept becomes established, management anticipates that revenue growth will accelerate, as more revenue channels become attainable with a our network of stores. In the future, we expect to build out private label brands, such as soft drinks, coffee and cigarettes. By partnering with local manufacturers, our management believes economies-of-scale and improved profit margins can be created when compared to purchasing from non-private label sources.

We anticipate that the larger convenience stores that we plan to construct may provide additional services such as:

•

Passenger and container services;

•

Lodging options;

•

Restaurant;

•

Basic medical services (in cooperation with local hospitals)

Competitive Strategy

We intend to remain competitive by setting prices at a level to ensure sufficient gross profit, covering overhead expenses and a reasonable net profit. Since we will not be able to buy in large volumes like superstores, we will emphasize service and convenience rather than low pricing. Once our stations are built into Community Service Centers in the community, the Company believes the local residents will become more willing to pay a premium for the convenience that the stores offer.

Vietnam-County Overview

Vietnam is one of Southeast Asia’s fastest growing economies, trailing only China; the country has the second-fastest growing economy with 8-9 percent growth in 2005, 2006 and 2007 and 6.2 percent in 2008 [Vietnam Overview, U.S Department of State 2009, http://www.state.gov/r/pa/ei/bgn/4130.htm]. Vietnam’s growth rate exceeded that of many countries in the region such as Thailand, Malaysia, Taiwan and South Korea. [VietnamAccess 2007 http://www.vietnamaccess.com/VNAC-Main/VietnamEconomy2007.htm]

The shift away from a centrally-planned economy to a more market-oriented economic model has improved the quality of life for many Vietnamese. Per capita income rose from US$220 in 1994 to US$1,024 in 2008 [Vietnam Overview, U.S Department of State 2009, http://www.state.gov/r/pa/ei/bgn/4130.htm]. The average Vietnamese savings rate is about 30% [Vietnam Overview, U.S Department of State 2009, http://www.state.gov/r/pa/ei/bgn/4130.htm]. However, the Vietnamese government still holds a tight rein over major sectors of the economy such as the banking system through large state-owned enterprises. The government has plans to reform key sectors and partially privatize state-owned enterprises, but implementation has been gradual and the state sector still accounts for approximately thirty-six percent of GDP. [Vietnam Overview, U.S Department of State 2009, http://www.state.gov/r/pa/ei/bgn/4130.htm

http://globaledge.msu.edu/countryInsights/economy.asp?cointryID=179&regionID=3]

The 2001 entry-into-force of the Bilateral Trade Agreement (BTA) between the U.S. and Vietnam was a significant milestone for Vietnam’s economy and for normalization of U.S.-Vietnam relations. Bilateral trade between the United States and Vietnam has expanded dramatically from US$2.91 billion in 2002 to US$ 15.7 billion in 2008 [Vietnam Overview, U.S Department of State 2009, http://www.state.gov/r/pa/ei/bgn/4130.htm]. Implementation of the BTA, which includes provisions on trade in goods and services, enforcement of intellectual property rights, protection for investments, and transparency, has fundamentally changed Vietnam’s trade policies and helped it prepare to integrate into the World Trade Organization (WTO). Following the conclusion of bilateral negotiations with interested WTO members and completion of multilateral negotiations in 2006, the WTO General Council approved the terms for Vietnam’s membership on November 7, 2006. Vietnam formally acceded to the WTO as its 150th member on January 11, 2007. [Vietnam Overview, U.S Department of State 2009, http://www.state.gov/r/pa/ei/bgn/4130.htm

http://globaledge.msu.edu/countryInsightes/economy.asp?countryID=179&regionID=3]

Retail Industry in Vietnam

In 2007, Vietnam ranked fourth in A.T. Kearney’s ranking of the most attractive retail markets in the world (behind India, Russia and China) in terms of potential growth owing to both increasing demand for consumer goods and rising disposable incomes. In 2008, Vietnam surpassed India (in fourth place) to become the most attractive emerging market destination for retail investment in A.T. Kearney’s Global Retail Development Index report. [Ministry of Foreign Affairs, Local Press News – No.15 http://www.mofa.gov.vn/en/tt.baochi/nr060726082726/ns07115160222]

In the first half of 2008, total retail revenue in Vietnam reached US$27 billion, a thirty percent year-on-year increase. The market is experiencing a further boom as of January 2009, since Vietnam has fully opened its retail market in accordance with WTO requirements. While food is the most important component of Vietnam’s retail sector and accounts for nearly two-third of total retail sales, the non-food sector is expected to grow at a faster pace than food because of the rise in income and consumer spending on non-essential items such as clothing, electrical and DIY goods. Management believes that modern retailing formats like air-conditioned mini-marts, supermarkets and small shopping complexes will become more prevalent in the coming years and will lure consumers away from traditional outdoor markets. The annual retail sales of Vietnam are expected to increase by 13.6 percent on average between 2008 and 2012, according to multinational market research firm RNCOS Industry Research Solutions.

The Market Opportunity for Gas Retailing Business in Vietnam

Asia remains the fastest growing convenience store market in the world. In Asia, the convenience store concept has grown 14 percent more than the global market growth. [CBRE, Asia marketview: Quarter 1/ 2009, http://www.cbre.com.cn/china/eng/document/MarketReports/09Q1%20AMV.pdf] All Asian countries show a very low saturation point for convenience stores as compared to population. Markets such as Vietnam are just beginning to have the demographics with respect to broad purchasing power to sustain and grow such a concept. As Vietnam’s economy matures, people will tend to stay up later (due to work schedules) making the concept of convenience stores even more attractive to local customers.

Also, as Vietnam’s retail market opens up for true competition due to the country’s WTO status, foreign investors will find the market much more attractive. One of the barriers that foreign investors will face is the availability of sites for operation. This gives rise to an opportunity for cooperation between parties.

Dong Nai province authorities are encouraging prestigious entities to establish and operate gas stations in the province to reduce speculations from small retailers as well as to ensure the supply and quality of products.

Timex A&S is one of the two leading gas retailers in Dong Nai province, and will have the advantage of owning the land on which the stations are operated (Vietnam has some of the highest commercial leasing rates in S.E. Asia) [CBRE, Asia marketview: Quarter 1/ 2009, http://www.cbre.com.cn/china/eng/document/MarketReports/09Q1%20AMV.pdf]. All of the Saigon Coop and G7 Mart stores are being built on leased property, which is very expensive in Vietnam. It is forecast that average monthly rental rates in 2009 for purpose-built retail on the ground floors will reach US$25 per square meter. Timex A&S will also have the advantage of offering gas stations at the convenience stores, with a captive audience from the booming market of motorbikes and motorists in Vietnam. There are currently no other significant competitors operating in Vietnam with the convenience store/gas station concept that has proven to be so successful around the world. There also is a tremendous market near the industrial parks, which most of Timex A&S’s competitors have not focused on.

Convenience Store Industry Overview

Management believes that economic development, along with an expanding retail industry, has been propelling the growth of the convenience stores (“c-stores”) industry across the world. The increasing trend towards organized retailing in the less developed convenience store markets is forecast to drive strong sales growth in the world’s c-store industry. By 2011, modern c-store related retail trade is expected to account for more than a 55 percent market share of total Asian retail sales as foreign players invest heavily in this growing retail sector. [Business Wires 2008, Companies and Markets: "Global Convenience Store Market Analysis" Market Report

http://www.thefreelibrary.com/Companies+and+Markets:+%22Global+Convenience+Store+Market+Analysis%22...-a0185713831]

The Company believes the future of the world’s convenience store industry lies in continued expansion of modern retailing in the emerging regions, particularly Asia Pacific, where growth will be supported by the rising domestic consumption, changing life styles and a growing middle class with increasing purchasing power.

In contrast to the rapidly expanding Asian c-store market, the c-store industry has reached the mature stage in most of the developed countries of Europe and North America. The market is forecasted to report further consolidation of retail c-store outlets in these developed markets, a trend that is expected to accelerate in light of recent economic woes as a result of the “credit crunch” financial environment. The U.S. convenience store industry is registering the highest growth among the Western countries in value terms with future compound annual growth rate (CAGR) estimated at approximately 16 percent for the coming few years. In more developed c-store markets, growth has declined as competition within this sector increases and with the reduction in consumer purchasing power. [Business Wires 2008, Companies and Markets: "Global Convenience Store Market Analysis" Market Report

http://www.thefreelibrary.com/Companies+and+Markets:+%22Global+Convenience+Store+Market+Analysis%22...-a0185713831]

Asia remains the fastest growing c-store market in the world as witnessed in the explosive growth in the number of new c-store outlet openings, a direct contrast to the more developed markets where consolidation of the c-store market is reported. Changing consumer preferences, lifestyle and rising income levels remain the major driving force for growth in the c-store industry within the Asian region. Moreover, the increasing share of modern retail outlets and emerging trends in organized retailing are anticipated to drive the growth of c-stores in Asia in near future. North Asia accounts for close to 90 percent of the c-store industry. C-store density is highest in Japan and Taiwan, with more than 350 stores per million people. China recorded a 15.3 percent CAGR increase in the number of c-stores during the period 2004 to 2006. In the future, Vietnam, Indonesia, and India are expected to be the best potential c-store markets. [Reuters 2009, Focus on the Asian Convenience Store Market: Forecast to 2010 http://wwwreuters.com/article/pressRelease/idUS141083+30-Mar-2009+BW20090330].

Trend of Convenience Stores in Vietnam

Vietnam’s retail landscape is undergoing rapid transformation, providing more outlets for proper display and marketing of products. A number of Western-style mini-markets and convenience stores (e.g., MaxiMart, CityMart and Saigon Coop) are cropping up in the major urban areas. According to recent research by the Ministry of Industry and Trade (MIT) [http://www.ecvina.com/home/?do=news&dtd=more&id=248, , more than 2,000 convenience stores are operating across Vietnam. A convenience store in Ho Chi Minh City (HCMC) can secure average sales of around VND200 million (US$12,233) per month. Strong customer demand for convenient shopping experience has fueled the growth in the c-store sector, and has taken it into the league of the most dynamically growing sectors in the entire retail market. C-stores have carved their niche for themselves in the grocery supply chain, serving shopping necessities to supplement the supermarket shops.

While anecdotal reports suggest that shoppers perceive the mini-marts as expensive and per customer sales are still fairly low, most experts agree that this trend will continue to gather pace, as shown in Vietnam’s more developed neighbors. At the moment, these outlets are said to account for about five percent of total retail trade, where most consumer purchases continue to take place at traditional street-side shops or official “wet” (or open food) and “dry” (or closed) markets organized by district governments. Nevertheless, these new retail outlets are expanding rapidly in major cities and offer promising opportunities for distributing a wide-range of worldwide consumer goods. New shopping developments are changing the way the wealthier and more cosmopolitan segment of urban Vietnamese shop. Still, apart from these pioneering projects, retail outlets consist mainly of family-run market stalls or small street-front shops. [Vietnam Investment & Business Guide 2007, http://wwwbooks.google.com.vn/books?id=tWkKRGBt9EUC&pg=PA132&1pg=PA132&dg=At+the+moment,+the se_outlets+are+said+to+account+for+about+five+percent+of+total+retail+trade&source=bl&ots=4PCQ97BSv1&si

g=wbbB158HUSnR88eauACiHj_8ful0&hl=vi&ei=y3IsSoWrK5b06AOkgp3uCA&sa=X&oi=book_results&ct=result&resnum=1#PPA132,M1]

In addition to the Company’s plans to expand its network of gas stations and expand its business to include convenience stores, the Company intends to increase its distribution capability by expanding its fleet of oil tank trucks from 8 to 12 during the upcoming year. These trucks will serve all of the Company’s gas stations.

The Company is also planning to develop a supply chain of professional petroleum services including providing gas station equipment, fuel facility services, dispensers’ spare parts, storage tanks and service station equipments. Timex Petrol Trade will form an engineering team and a shop for petroleum equipment. Management anticipates that it will not only provide equipments that meet Vietnam’s standard, but also provide repair services for old, broken fuel dispensers from gas stations within the Company and around the area. Management believes that this expansion will form a solid foundation on which the Company can become a retail supermarket chain for fuel and petroleum services.

Competition

The fuel wholesale market in which the company operates is a regional one so competition is geographically-based. Though there are other fuel wholesalers in the country of Vietnam, the company only competes on a regional basis. As a wholesaler, the company currently has several indirect competitors, namely Dong Nai Petroleum and Thanh Thai Company. There presently are no direct competitors since our relationship with these other firms is generally cooperative and the market is shared among the firms.

Government Regulation

Fuel Distribution

The current regulations of Vietnamese law applicable to our fuel business is Decree No. 843, the commitments of Vietnam to the WTO4 (“Commitments to WTO”), the US-Vietnam Bilateral Free Trade Agreement5. Fuel is one of a few commodities for which the Government of Vietnam strictly controls the retail price and distribution system. In accordance with Decree 84 and Commitments to WTO, foreign invested companies are restricted to distribution of fuel6. This restriction will be imposed upon Timex A&S after the Subsequent Closing, the date on which Timex A&S is wholly owned by the Company and therefore becomes a foreign invested enterprise in accordance with Vietnamese law. This provision is the major barrier for foreign fuel distributors in their efforts to penetrate the fuel distribution market of Vietnam. With mechanism as set forth in the Cooperation Agreement with Tin Nghia Petrol Trade7, we will be the first foreign company to penetrate this market.

In accordance with Decree 84, the fuel distribution system consists of: (i) fuel import-export companies, (ii) fuel wholesale agents and (iii) fuel retail agents. Vietnam totally depends on imported fuel. Therefore, in order to control the retail price of fuel the Government controls the distribution system by a number of measures. We believe that the restrictive nature of such measures give us more advantages in our fuel distribution.

Firstly, there are a few companies that are licensed to import fuel into Vietnam8. To obtain a fuel import licenses, applicants must: (i) have possession or more-than-five-year lease of a fuel port (possession or more-than-five-year lease) capable to accommodate 7,000 ton and bigger vessels which fuel port has been approved by the master plan of international sea and river ports of Vietnam, (ii) have possession or more-than-five-year lease of a fuel depot with minimum capacity is 15,000 cubic meters, (iii) have fuel transport vehicles, (iv) own at least 10 fuel retail agents and contracting with at least 40 other retail agents. With the number of approved sea and river ports fixed, there are a limited number of import licenses that may be issued in future. We believe that with the completion of gas and oil depot (which include a fuel port) in Nhon Trach district, we will enjoy the advantage of being one of a dozen licensed fuel importers.

Secondly, a wholesale agent can purchase fuel from only one fuel import company, and a retail agent can buy fuel from only one wholesale agent. The wholesale and retail agents should have the logo and trademark of its fuel importer in its gas stations for the convenience of supervision by the Government. This structure creates a relative monopoly of fuel import companies on their distribution network.

Thirdly, the Government controls annual volume of fuel imports and grants quota for fuel import companies based on the sale volume and capacity of its infrastructure. This quota mechanism significantly hinders expansion of fuel distributors who do not have big fuel depots and a large network of retail agents. Upon the completion of our gas and oil depot in Nhon Trach district, we could increase our quota which will secure the expansion of the distribution network.

_____________________________

3 Decree No.84/2009/ND-CP of the Government of Vietnam dated October 15, 2009 on fuel business.

4 For the full texts of Vietnam’s commitments to the WTO please visit: http://www.wto.org/english/thewto_e/countries_e/vietnam_e.htm.

5 For full texts of the Free Trade Agreement, please visit: http://www.usvtc.org/trade/bta/.

6 A foreign invested enterprise is an enterprise in which foreign ownership is more than 49%.

7 See Item 1, PART I of this document.

8 Less than a dozen domestic companies have been licensed for importing fuel in Vietnam.

Retail Service

Although the retail market was open for foreign companies since January 1, 2009 under the Commitment to WTO, there are a number of technical barriers for foreign companies. One of the major barrier is approval of local authority for each point-of-sale from the second one. As such approval is granted on a case-by-case basis and in many cases foreign companies’ applications for new point-of-sale are rejected, foreign service companies whose business is based on a chain-store formula (such as KFC, McDonald, 7-Eleven, etc.) find franchising to a local company having a wide network of distribution is a less-time-consuming form to penetrate the market of Vietnam. We believe that with a large number of gas stations and our “Commerce and Service Complexes” concept, we would be a good candidate for being a master franchisee for international famous companies.

EMPLOYEES

As of September 30, 2009, Timex A&S has 96 full-time employees and Timex Petrol Trade has 160 full-time employees. We consider our relationship with our employees to be good.

Description	Number of Employees from Timex A&S	Number of Employees from Timex Petrol Trade
Management	3	1
Investment Department	6	0
Human Resources and Administrative Department	10	9
Sales Department	28	4
Accounting Department	7	5
Gas Stations’ Personnel	42	141
Total	96	160

ITEM 1 A.

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

WE ARE EXPOSED TO THE CREDIT RISK OF OUR CUSTOMERS WHICH MAY CAUSE US TO MAKE LARGER ALLOWANCE FOR DOUBTUFL ACCOUNTS OR INCUR BAD DEBTS

Our customers may default on their payments to us. Although we review the credit risk of our customers regularly, such risks will nevertheless arise from events or circumstances that are difficult to anticipate or control, such as an economic downturn.

Our receivable turnover days were approximately 17, 13 and 18 days in 2009, 2008 and 2007, respectively. Our allowance for doubtful accounts receivable as of September 30, 2009 and 2008 were approximately $320 and $6,753 respectively, and less than 0.1% of our gross accounts receivable.

As a result of this credit risk exposure of our customers defaulting on their payments to us, we may have to make larger allowance for doubtful accounts receivable or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

WE WILL NEED SIGNIFICANT ADDITIONAL CAPITAL, WHICH WE MAY BE UNABLE TO OBTAIN.

Our financing requirements for the opening of our planned convenience stores will be significant. In the event that such financing is not procured, we may be forced to curtail our growth plans. There can be no assurance that such financing would be available when needed or that it would be available on acceptable terms. Furthermore, the issuance by the Company of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. Debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to expand our business and operations.

IF OUR STRATEGY IS UNSUCCESSFUL, WE WILL NOT BE PROFITABLE AND OUR STOCKHOLDERS COULD LOSE THEIR INVESTMENTS.

There is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investments.

WE MAY NOT BE ABLE TO EFFECTIVELY CONTROL AND MANAGE OUR GROWTH, WHICH WOULD NEGATIVELY IMPACT OUR OPERATIONS.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding service offerings and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE ANY OF OUR IDENTIFIED BUSINESS OPPORTUNITIES OR OTHER BUSINESS OPPORTUNITIES THAT WE DETERMINE TO PURSUE.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•

our ability to raise substantial additional capital to fund the implementation of our business plan;

•

our ability to execute our business strategy;

•

the ability of our products and services to achieve market acceptance;

•

our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

•

our ability to attract and retain qualified personnel;

•

our ability to manage our third party relationships effectively; and

•

our ability to accurately predict and respond to the changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

HISTORICAL PRICES FOR MOTOR FUEL HAVE BEEN VOLATILE AND SIGNIFICANT CHANGES IN SUCH PRICES IN THE FUTURE MAY ADVERSELY AFFECT OUR PROFITABILITY.

Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower motor fuel gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for motor fuel and convenience merchandise. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, a sudden shortage in the availability of motor fuel could adversely affect our business because our retail stores typically have a three to four day supply of motor fuel and our motor fuel supply contracts do not guarantee an uninterrupted, unlimited supply of motor fuel. A significant change in any of these factors could materially impact our motor fuel gallon volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business and results of operations.

THE CONVENIENCE STORE INDUSTRY IS HIGHLY COMPETITIVE AND IMPACTED BY NEW ENTRANTS AND OUR FAILURE TO EFFECTIVELY COMPETE COULD RESULT IN LOWER SALES AND LOWER MARGINS.

The convenience store industry in the geographic areas in which we plan to operate is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we plan to sell in our stores. To be competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure that we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to be competitive and attract customer traffic to its stores. We may not be able to compete successfully, and competitive pressures faced by us could have a material adverse effect on our business and results of operations.

DECREASES IN CONSUMER SPENDING, TRAVEL AND TOURISM IN THE AREAS WE SERVE COULD ADVERSELY IMPACT OUR BUSINESS.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions could adversely impact consumer spending patterns and travel and tourism in our markets, which could have a material adverse effect on our business and results of operations.

TERRORIST ATTACKS AND THREATENED OR ACTUAL WAR MAY ADVERSELY AFFECT OUR BUSINESS.

Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control. Terrorist attacks or threats, rumors or threats of war, or military or trade disruptions impacting our suppliers or our customers may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies to us, decreased sales of our products and extension of time for payment of accounts receivable from our customers. These occurrences could have an adverse impact on energy prices, including prices for our products, and an adverse impact on the margins from our operations. In addition, disruption or significant increases in energy prices could result in government imposed price controls. Any or a combination of these occurrences could have a material adverse effect on our business and results of operations.

WE RELY ON KEY PERSONNEL AND, IF WE ARE UNABLE TO RETAIN OR MOTIVATE KEY PERSONNEL OR HIRE QUALIFIED PERSONNEL, IT MAY NOT BE ABLE TO GROW EFFECTIVELY.

Our success depends in large part upon the abilities and continued service of its executive officers and other key employees, particularly Mr. Quach Van Duc, our president. There can be no assurance that we will be able to retain the services of Mr. Duc. Our failure to retain the services of our key personnel could have a material adverse effect on us. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect on us.

RISKS RELATED TO DOING BUSINESS IN VIETNAM

ANY ADVERSE CHANGE TO THE ECONOMY OR BUSINESS ENVIRONMENT IN VIETNAM COULD SIGNIFICANTLY AFFECT OUR OPERATIONS, WHICH WOULD LEAD TO LOWER REVENUES AND REDUCED PROFITABILITY.

Our operations are concentrated in Vietnam. Because of this concentration in a specific geographic location, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. A stagnant or depressed economy in Vietnam generally, or in any of the other markets that we service, could adversely affect our business, results of operations and financial condition.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in Vietnam. Over the past several years, the government of Vietnam has pursued economic reform policies. Changes in policies, laws and regulations or in their interpretations or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop.

A DOWNTURN IN THE ECONOMY OF VIETNAM MAY SLOW OUR GROWTH AND PROFITABILITY.

The growth of the Vietnamese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Vietnamese economy will be steady or that any downturn will not have a negative effect on our business.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

All of our revenues and most of our expenses are denominated in the Vietnamese Dong. If revenues denominated in the Vietnamese Dong increase or expenses denominated in Vietnamese Dong decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of the Company’s ordinary shares.

IT WILL BE EXTREMELY DIFFICULT TO ACQUIRE JURISDICTION AND ENFORCE LIABILITIES AGAINST OUR OFFICERS, DIRECTORS AND ASSETS BASED IN VIETNAM.

Substantially all of our assets will be located in Vietnam and the majority of our officers and present directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, management has been advised that Vietnam does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Vietnam would permit effective enforcement of criminal penalties of the Federal securities laws.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

THERE IS NOT AN ACTIVE LIQUID TRADING MARKET FOR THE COMPANY’S COMMON STOCK.

The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended, and is currently included for quotation on the OTC Bulletin Board. However, there is no regular active trading market in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•

variations in our quarterly operating results;

•

announcements that our revenue or income are below analysts’ expectations;

•

general economic slowdowns;

•

sales of large blocks of the Company’s common stock;

•

announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•

fluctuations in stock market prices and volumes.

THE COMPANY’S COMMON STOCK ARE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC, WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THE COMPANY’S COMMON STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for the Company’s common stock and could limit an investor’s ability to sell the Company’s common stock in the secondary market.

AS AN ISSUER OF “PENNY STOCK,” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO THE COMPANY.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

WE WILL BE REQUIRED TO EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING UNDER SECTION 404 OF THE SARBANES-OXLEY ACT.

Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2009; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending September 30, 2010. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

ITEM 1 B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTY

Our principal executive offices are located at 95A Cach Mang Thang Tam, Quyet Thang Ward – Bien Hoa City – Dong Nai Province, Vietnam. The offices are provided us on a rent-free basis by Tin Nghia Company Limited, its former parent company, consisting of approximately 1,046 square metres. We believe that these properties are adequate for our current and immediately foreseeable operating needs.

We also lease various land in different locationsfrom the Department of Natural Resource and Environment of Dong Nai Province to build our gas stations for t operating purposes.

We also own the lands with an aggregate area of 33,526 square meters in Vietnam for the capital jnjection in connection with our joint venture investment.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 74,000,000 shares of common stock at a par value of $0.001 per share. As of January 10, 2010, there were 55,900,600 shares of common stock issued and outstanding held by 428 shareholders of record.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop or, if developed, may not be sustained. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Our securities are currently qualified for quotation on the OTC Bulletin Board under the symbol ESVC.OB, but are unpriced and have not traded.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have been issued a trading symbol ESVC.OB, but no trading has yet commenced.

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. Timex A&S, the Company’s subsidiary may determine to pay dividends to its shareholders in accordance with applicable Vietnamese laws that governs the Company’s operations.

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock in series as fixed by the board of directors with a par value of $0.001 per share. As of the date of this annual report, there are no shares of preferred stock outstanding.

Preferred stock may be issued in series with preferences and designations as the board of directors may from time to time determine. The board may, without shareholder approval, issue preferred stock with voting, dividend, liquidation and conversion rights that could dilute the voting strength of our common shareholders and may assist management in impeding an unfriendly takeover or attempted changes in control. There are no restrictions on our ability to repurchase or reclaim our preferred shares while there is any arrearage in the payment of dividends on our preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangements under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On May 1, 2009, the Company issued 600 shares of common stock for past service rendered.

At the initial closing of the Share Exchange Agreement, the Company issued an aggregate of 45,900,000 shares of its common stock to the Timex A&S Shareholders of which 30,405,800 were placed in escrow to be released in accordance with the terms of the Escrow Agreement among the Company, the Timex A&S Shareholders, and Sichenzia Ross Friedman Ference LLP, as escrow agent.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded under Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The shares issued pursuant to Regulation S were issued in an “offshore transaction” as defined in, and pursuant to, Rule 902 under the Securities Act on the basis that the purchaser was not offered the shares in the United States and did not execute or deliver any agreement in the United States.

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly-announced plan or otherwise, were made during any month in 2008 and 2009.

ITEM 6.

SELECTED FINANCIAL DATA

In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended September 30, 2009.

The selected consolidated statements of operations data for the years ended September 30, 2009, 2008 and 2007, and the consolidated balance sheet data as of September 30, 2009 and 2008 are derived from our audited consolidated financial statements, which are included elsewhere herein, and have been audited by ZYCPA Company Limited (“ZYCPA”) (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited), an independent registered public accounting firm, as indicated in their report. The selected consolidated statements of operation data for the years ended September 30, 2006 and 2005, and the consolidated balance sheet data as of September 30, 2007, 2006 and 2005 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as our audited financial statements and include, in the opinion of management, all adjustments that management considers necessary for a fair presentation of the financial information set forth in those statements.

This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis and Results of Operations” and Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Years Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands, except share data)
Statement of Operations Data:
Revenues, net	76,108	87,683	58,071	52,666	59,670
Cost of revenue	72,475	84,376	56,285	51,156	58,186
Gross profit	3,633	3,307	1,786	1,510	1,484
Total operating expenses	1,843	1,164	1,229	910	966
Other net income (expenses)	81	(358)	(212)	(270)	(236)
Income before income tax	1,871	1,785	345	330	282
Income tax expense	337	500	97	-	-
Net income	1,534	1,285	248	330	282
Less: net income attributable to non-controlling interest	786	655	127	168	144
Net income attributable to Ensign Services, Inc.	748	630	121	162	138
Net income per share attributable to Ensign Services, Inc. – basic and diluted	0.04	0.04	0.01	0.01	0.01
Weighted average shares outstanding - basic and diluted	16,836,746	15,494,200	15,494,200	15,494,200	15,494,200

Balance Sheet Data:
Cash and cash equivalents	1,020	746	412	154	73
Total current assets	5,413	4,373	3,576	3,588	2,700
Total assets	12,209	5,699	4,564	4,684	4,103
Revolving lines of credit, net	259	-	-	-	-
Total current liabilities	4,318	3,680	3,154	2,999	2,413
Total long-term liabilities	2,222	-	-	14	6
Total Ensign Services, Inc. stockholders’ equity	2,774	989	691	819	825
Non-controlling interest	2,895	1,030	719	852	859
Total stockholders’ equity	5,669	2,019	1,410	1,671	1,684
Total liabilities and stockholders’ equity	12,209	5,699	4,564	4,684	4,103

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ended September 30, 2009. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

OVERVIEW

On March 19, 2009, Ensign Services, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Original Share Exchange Agreement”) with Timex A&S, and the shareholders of Timex A&S (the “Timex A&S Shareholders”). Timex A&S is one of the key suppliers of gasoline to factories in area industrial parks and has 28 petrol stations in Dong Nai.

On August 13, 2009, pursuant to and upon the initial closing of the Share Exchange Agreement, as amended by Amendment No. 1 dated as of August 6, 2009 (the “Amendment”) to the Share Exchange (as so amended, the “Share Exchange Agreement”), Ensign issued 15,494,200 of the Acquisition Shares to the Timex A&S Shareholders, and the Times A&S Shareholders agreed to place 49% of the outstanding shares of Timex A&S’s common stock to the Company (the “Initial Acquisition”). In addition, at the closing, the parties agreed to place the remaining 30,405,800 Acquisition Shares, and the remaining 51% of the outstanding shares of Timex A&S, into an escrow account established pursuant to an escrow agreement entered into in connection with the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, following the closing, the Company shall have the right to acquire the remaining 51% of the outstanding shares of Timex A&S (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 Acquisition Shares. The closing of the Subsequent Acquisition is subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Timex A&S.

Effective on the closing, pursuant to the Share Exchange Agreement, Timex A&S became a subsidiary of Ensign. The Initial Acquisition of Timex A&S is treated as a reverse acquisition, and the business of Timex A&S became the business of Ensign. At the time of the reverse acquisition, Ensign was not engaged in any active business.

On June 19, 2009, Timex A&S entered into a cooperation agreement (the “Cooperation Agreement”) with Tin Nghia Petrol Trading Company Limited (“Timex Petrol Trade”). Pursuant to the Cooperation Agreement, for a term of 50 years commencing on June 19, 2009:

•

Timex A&S and Timex Petrol Trade agreed to cooperate in exploiting Timex A&S’s existing gas stations and the development of new gas stations;

•

Timex A&S intends to develop and/or purchase new “Commerce and Service Complexes”, each of which will consist of a gas station and a “Commerce and Service Center.” A “Commerce and Service Center” will consist of construction works, building and equipment on the gas station land (excluding, however, the gas station itself) for the purpose of provision of service and commerce to commuters and local residents;

•

Timex A&S will contribute 98% of the capital into the new and existing gas stations and Timex Petrol Trade will contribute 2% of the capital into the new and existing gas stations (the “Contribution Proportion”);

•

Timex A&S and Timex Petrol Trade will be the co-owners of new and existing gas stations;

•

Timex Petrol Trade will operate the petroleum business at the new and existing gas stations;

•

Timex A&S will operate and provide services at the Commerce and Service Centers and lease assets to Timex Petrol Trade relating to the Commerce and Service Complexes;

•

Timex A&S and Timex Petrol Trade will share revenue, profit, expenses, and bear the risks from the operations contemplated by the Cooperation Agreement in accordance with the Contribution Proportion;

•

Timex A&S agreed to provide Timex Petrol Trade with a revolving credit facility in an aggregate amount to be agreed upon by the parties, which shall not exceed 50% of the total assets of Timex A&S, including loans and loan guarantees, which will bear interest at a rate to be agreed upon by the parties;

•

Timex A&S shall have the right to purchase Timex Petrol Trade’s interest in the assets relating to the operations contemplated by the Cooperation Agreement, if applicable Vietnamese law is amended to allow Timex A&S to own all of the assets relating to the operations contemplated by the Cooperation Agreement.

Results of Operations - Years Ended September 30, 2009 and 2008

The following notes highlight various segments of the financial statements from the Company and its subsidiary that the Company wishes to detail.

Revenue

Net revenue from third parties decreased from $85,468,622 in 2008 to $75,186,751 in 2009. Though there was an increase in sales (by volume of fuel) of 11 million liters year-to-year (109 million liters in 2008 as compared to 120 million liters in 2009), the average price per liter dropped, from nearly $0.75 per liter to $0.68 per liter during the same period. Through a strong sales and marketing force effort, the Company was able to increase the volume of sales even though external market price influences caused the Company to charge less per liter to customers.

From 2007 to 2008, there was a significant change in net revenue from third parties, year-to-year, from $56,245,781 to $85,468,622. The key reason is the change in the price of fuel. Revenue decreased from $85,468,622 in 2008 to $75,186,751 in 2009 due to changes in fuel prices, as well.

Net revenues from related parties decreased from $2,214,610 in 2008 to $921,510 in 2009 due to recessionary effects on the Vietnamese economy. The effected related parties in this case were involved in the construction industry; since there was a stagnant real estate market in Vietnam, the related parties purchased less, which decreased revenues.

Net income increased significantly from $248,656 in 2007 to $1,284,873 in 2008. This is due to the fact that, in 2007, Timex A&S was a subsidiary of Tin Nghia Company Limited and most financial activity was going through the parent company account. From 2008, the Compan had its own bank accounts and cash flows are reflected from that point onwards.

Cost of Revenue

The cost of revenue from third parties decreased from $82,357,172 in 2008 to $71,614,012 in 2009. The decrease was mainly due to an average decrease in the price the Company paid its suppliers throughout the year. The average price the Company paid for fuel decreased from $0.72 per liter in 2008 to $0.68 per liter in 2009.

Sales and Marketing Expenses

Sales and marketing expenses increased from $896,869 in 2008 to $1,134,252 in 2009. The main reasons for the rise are an increase in the number of employees in this division as well as an increase in average salaries. We feel that both increases are warranted since the volume of sales has increased by ten percent from 2008 to 2009 (109 million liters in 2008 compared to 120 million liters in 2009). The Company also increased sales staff in 2009 due to an expected increase in sales volume in the coming year. In addition, there were also increased in staffs due to the new operation of oil-tank trucks transportation services.

General and Administrative Expenses

General and administrative expenses increased from $267,203 in 2008 to $708,955 in 2009. A large percentage of that came from one-time auditing fee expenses linked to the U.S. public listing of the Company. $325,000 in G&A expenses are directly attributed to the auditing fees necessary for taking the Company public on U.S. stock exchanges.

Interest Income and Expenses

Interest income increased significantly from $57,544 in 2008 to $444,565 in 2009. This was mainly due to interest income from loans given to Tin Nghia Company Limited. Interest expense decreased from $416,195 in 2008 to $363,749 in 2009. Interest expense incurred in 2008 was charged on the advances from Tin Nghia Company Limited at an interest rate ranging from 10.2% to 21.6% per annum. During 2009, the advances from Tin Nghia Company Limited reduced and the Company borrowed bank borrowings at a weighted average effective interest rate of 6.5% per annum..

Liquidity and Capital Resources

Cash and Cash Equivalent

The Company experienced an increase from $746,464 in 2008 to $1,020,151 in 2009 in cash and cash equivalents from 2008 to 2009. The increase in cash and cash equivalents is primary due to the Company has a better cash management by using external banking facility to settle the payables due to suppliers.

Operating Activities

Changes in prepayment and other receivable increased from $(8,500) in 2008 to $(102,220) in 2009 was primary due to increase in prepayment to suppliers.

Changes in accounts payable rose from $44,232 in 2007 to $834,135 in 2008, then decreased to $74,042 in 2009. The reason for the large increase from 2007 to 2008 is that Petec and Saigon Petrol extended the Company’s payable credit line to approximately $571,755 and $400,228 (equivalent to VND10,000,000,000 and VND7,000,000,000) respectively near the end of 2008. In 2009, these suppliers were paid through the revolving line of credit facility from banks, thereby decreasing the accounts payable.

Changes in accrued liabilities and other payable increased from $30,580 in 2008 to $399,645 in 2009 due to legal and professional expenses accrued for U.S. public stock listing.

Additionally, there was no income tax payable in 2008 since Timex A&S still belonged to Tin Nghia Company Limited with 100% ownership during that period, so income taxes were paid by Tin Nghia Company Limited.

Investing Activities

During the year ended September 30, 2009, the Company has invested into a joint venture company, Thong Nhat Real Estate Joint Stock Company. The total investment of $2,075,894 has registered Timex A&S a capital contribution of 53.65%.

In March 2009, Timex A&S acquired 2,183,479 shares of Great Asia Commercial Joint Stock Bank (“Dai A Bank”) for an equity interest of 2.3%. In April 2009, the Company acquired further 1,316,521 shares of Dai A Bank and the aggregate equity interest was increased to 3.5%. The total purchase price consideration of $1,934,664 was paid by Tin Nghia Company Limited, its former parent company, on behalf of the Company.

Financing Activities

In July 2009, Timex A&S entered into a loan payable with Vietnam Maritime Stock Bank for a fixed principal of $2,075,894 (equivalent to VND37,555,000,000) to finance the purchase of freehold lands. Interest is monthly payable and principal is repayable in full at its maturity date.

In September 2009, the Company entered into an installment loan payable with Dai A Bank for $120,502 due September 4, 2014. This loan was used to finance four trucks purchased by the Company. The loan is repayable in 8 installments of $23,000 including interest at 10.5% per annum, bi-annually payable commencing from March 4, 2011.

Contractual Obligations

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term bank borrowings	$2,196,396	$-	$2,136,146	$60,250	$-

Revolving line of credit, net	259,480	259,480	-	-	-

Operating lease commitments	467,965	11,900	23,800	23,800	408,465

Total	$2,923,841	$271,380	$2,159,946	$84,050	$408,465

Critical Accounting Policies

•

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

The Company derives the major revenues from the distribution and sale of petroleum products at its gas station. The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.

The Company recognizes revenue from the sale of building material supplies upon delivery to the customers and the transfer of title and risk of loss, and records its revenues net of VAT. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended September 30, 2009, 2008 and 2007.

Rental income from operating leases on kiosks, gas station spaces and yacht is recognized on a straight-line basis over the lease period.

•

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

•

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis, which consist of petroleum products and building material supplies. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

•

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment and freehold lands used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operation.

The reporting currency of the Company is the United States dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary and VIE operating in Vietnam maintain the books and record in a local currency, Vietnamese Dong ("VND"), which is functional currency as being the primary currency of the economic environment in which the operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statements of change in stockholders’ equity and comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the non-controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

ITEM 7 A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. We are exposed to market risk in the area of interest rates. One exposure is directly related to our revolving lines of credit borrowings and long-term bank borrowings due to the variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on Ensign's results of operations.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENSIGN SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

Ensign Services, Inc.

We have audited the accompanying consolidated balance sheets of Ensign Services, Inc. and its subsidiary (“the Company”) as of September 30, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity and comprehensive income for each of the three years in the period ended September 30, 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, 2008, and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited

Certified Public Accountants

Hong Kong, China

January 13, 2010

ENSIGN SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,020,151	$746,464
Accounts receivable, net	2,287,980	1,955,103
Amounts due from related parties	90,897	26,879
Inventories	1,890,737	1,620,552
Prepayment and other receivable	122,930	24,416

Total current assets	5,412,695	4,373,414

Non-current assets:
Marketable securities, available-for-sale	2,358,355	-
Property and equipment, net	1,449,518	1,309,460
Freehold lands	2,965,563	-
Other non-current assets	23,066	16,080
TOTAL ASSETS	$12,209,197	$5,698,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,792,343	$1,843,289
Revolving lines of credit, net	259,480	-
Amounts due to related parties	1,557,134	1,748,492
Income tax payable	235,567	-
Accrued liabilities and other payable	473,627	87,797

Total current liabilities	4,318,151	3,679,578

Long-term liabilities:
Long-term bank borrowings	2,196,396	-
Other long-term liabilities	25,086	-

Total liabilities	6,539,633	3,679,578

Commitments and contingencies

Non-controlling interest	2,895,300	1,029,881

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2009 and 2008	-	-
Common stock, $0.001 par value; 74,000,000 shares authorized; 55,900,600 and 45,900,000 shares issued and outstanding as of September 30, 2009 and 2008	55,901	45,900
Additional paid-in capital	2,050,673	897,116
Accumulated other comprehensive income	101,579	46,479
Reserve funds	185,016	-
Retained earnings	381,095	-
Total stockholders’ equity	2,774,264	989,495
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,209,197	$5,698,954

See accompanying notes to consolidated financial statements.

ENSIGN SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATION

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended September 30,
	2009	2008	2007
REVENUES, NET
Net revenue from third parties	$75,186,751	$85,468,622	$56,245,781
Net revenue from related parties	921,510	2,214,610	1,825,152

Total revenues, net	76,108,261	87,683,232	58,070,933

COST OF REVENUE
Cost of revenue from third parties	71,614,012	82,357,172	54,734,807
Cost of revenue from related parties	860,909	2,018,766	1,550,271

Total cost of revenue	72,474,921	84,375,938	56,285,078
GROSS PROFIT	3,633,340	3,307,294	1,785,855

Operating expenses:
Sales and marketing	1,134,252	896,869	1,044,228
General and administrative	708,955	267,203	184,629
Total operating expenses	1,843,207	1,164,072	1,228,857
INCOME FROM OPERATIONS	1,790,133	2,143,222	556,998

Other income (expense):
Interest income	444,565	57,544	75,486
Interest expense	(363,749)	(416,195)	(287,129)
Other expense	(112)	(25)	-
INCOME BEFORE INCOME TAX	1,870,837	1,784,546	345,355

Income tax expense	(336,973)	(499,673)	(96,699)

Net income	$1,533,864	$1,284,873	$248,656

Less: net income attributable to non-controlling interest	(786,092)	(655,285)	(126,814)

Net income attributable to Ensign Services, Inc.	$747,772	$629,588	$121,842

Net income per share attributable to Ensign Services, Inc. – basic and diluted	$0.04	$0.04	$0.01

Weighted average shares outstanding for the year – basic and diluted	16,836,746	15,494,200	15,494,200

See accompanying notes to consolidated financial statements.

ENSIGN SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

	Years ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$1,533,864	$1,284,873	$248,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	236,120	220,953	219,231
Loss on disposal of property and equipment	3,312	1,668	-
(Recovery of) allowance for doubtful accounts	(6,105)	6,916	-
Changes in operating assets and liabilities:
Accounts receivable	(467,332)	(160,118)	(42,584)
Amounts due from related parties	(67,178)	136,527	(62,729)
Inventories	(386,574)	(555,180)	(426,718)
Prepayment and other receivable	(102,220)	(8,500)	80,219
Other non-current assets	(8,229)	(8,426)	(8,032)
Accounts payable, trade	74,042	834,135	44,232
Amounts due to related parties	20,757	-	-
Income tax payable	240,432	-	-
Accrued liabilities and other payable	399,645	30,580	(34,870)
Other long-term liabilities	25,604	-	-
Net cash provided by operating activities	1,496,138	1,783,428	17,405

Cash flows from investing activities:
Purchase of property and equipment	(442,984)	(33,077)	-
Purchase of freehold lands	(3,026,798)	-	-
Net cash used in investing activities	(3,469,782)	(33,077)	-

Cash flows from financing activities:
Net proceeds from revolving lines of credit	264,838	-	-
Proceeds from long-term bank borrowings	2,241,749	-	-
(Repayment to) advances from related parties	(2,177,501)	(108,992)	569,864
Capital contribution	2,345,674	-	-
Distribution of dividends	(370,736)	(1,284,873)	(248,656)
Net cash provided by (used in) financing activities	2,304,024	(1,393,865)	321,208

Effect of exchange rate changes in cash and cash equivalents	(56,693)	(21,838)	4,570

NET CHANGE IN CASH AND CASH EQUIVALENTS	273,687	334,648	343,183

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	746,464	411,816	68,633

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,020,151	746,464	$411,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$96,541	$-	$-
Cash paid for interest expenses	$363,749	$416,195	$287,129

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of marketable securities	$1,974,612	$-	$-
Property and equipment contributed by its former parent company	$28,937	$166,267	$29,458

See accompanying notes to consolidated financial statements.

ENSIGN SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Comprehensive income	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Reserve funds	Retained earnings	Total stockholders’ equity
		No of shares	Par value

Balance as of October 1, 2006, as restated	-	45,900,000	$45,900	$515,788	$54,739	$-	$-	$616,427
Contribution in kind	-	-	-	14,434	-	-	-	14,434
Imputed income tax expense	-	-	-	47,882	-	-	-	47,882
Distribution of dividends	-	-	-	-	-	-	(121,842)	(121,842)
Comprehensive income:
Net income for the year	$121,842	-	-	-	-	-	121,842	121,842
Other comprehensive income:
- Foreign currency translation adjustment	12,034	-	-	-	12,034	-	-	12,034
Comprehensive income	$133,876	-	-	-	-	-	-	-

Balance as of October 1, 2007	-	45,900,000	$45,900	$578,104	$66,773	$-	$-	$690,777
Contribution in kind	-	-	-	81,471	-	-	-	81,471
Imputed income tax expense	-	-	-	237,541	-	-	-	237,541
Distribution of dividends	-	-	-	-	-	-	(629,588)	(629,588)
Comprehensive income:
Net income for the year	$629,588	-	-	-	-	-	629,588	629,588
Other comprehensive income:
- Foreign currency translation adjustment	(20,294)	-	-	-	(20,294)	-	-	(20,294)
Comprehensive income	$609,294	-	-	-	-	-	-	-

Balance as of October 1, 2008	-	45,900,000	$45,900	$897,116	$46,479	$-	$-	$989,495
Capital contribution	-	-	-	1,149,379	-	-	-	1,149,379
Contribution in kind	-	-	-	14,179	-	-	-	14,179
Distribution of dividends	-	-	-	-	-	-	(181,661)	(181,661)
Effect of reverse acquisition	-	10,000,600	10,001	(10,001)	-	-	-	-
Appropriation to reserve funds	-	-	-	-	-	185,016	(185,016)	-
Comprehensive income:
Net income for the year	$747,772	-	-	-	-	-	747,772	747,772
Other comprehensive income:
- Foreign currency translation adjustment	(152,509)	-	-	-	(152,509)	-	-	(152,509)
- Unrealized holding gain on available-for-sales securities	207,609	-	-	-	207,609	-	-	207,609
Comprehensive income	$802,872	-	-	-	-	-	-	-
Balance as of September 30, 2009		55,900,600	$55,901	$2,050,673	$101,579	$185,016	$381,095	$2,774,264

See accompanying notes to consolidated financial statements.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

1.

ORGANIZATION AND BUSINESS BACKGROUND

Ensign Services, Inc. (“Ensign” or “the Company”) was incorporated in the State of Nevada on July 13, 2005 in the former name of Ensign Medical, Inc. In December 2007, the Company further changed its name to “Ensign Services, Inc”.

Business History and Reorganization

Timex A&S was formerly an operating branch of Tin Nghia Company Limited as a Hotel and Tourism Services and Trade Center in Vietnam. In accordance with Decision No. 66/NQ-HDTV issued on July 4, 2008 by the Members’ Council of Tin Nghia Company Limited, Tin Nghia Company Limited approved to establish a limited liability company namely Tin Nghia Petrol Company Limited on August 8, 2008. Pursuant to Decision No. 509-QD/TU, Tin Nghia Company Limited subsequently approved to establish a new joint stock company namely Tin Nghia Petrol Joint Stock Company (“Timex A&S”) on December 8, 2008 to take succession of the continuing business of its former operating branch of Tin Nghia Company Limited and Timex A&S assumed all rights and obligations of its former operating branch of Tin Nghia Company Limited from September 1, 2008. After the reorganization, Timex A&S continued its predecessor business in the operation and distribution of petroleum products, including petrol, lubricants, LPG gas and fuel, as well as building material supplies among a network of various gas stations in Vietnam.

On June 19, 2009, Timex A&S entered into a cooperation agreement (the “Cooperation Agreement”) with Tin Nghia Petrol Trading Company Limited (“Timex Petrol Trade”). Pursuant to the Cooperation Agreement, Timex A&S demonstrates its ability to control Timex Petrol Trade as the primary beneficiary and Timex Petrol Trade is considered as a variable interest entity under Accounting Standard Codification (“ASC”) Topic 810-10-5-8, “Variable Interest Entities”.

Share Exchange

On March 19, 2009, the Company entered into a Share Exchange Agreement (the “Original Share Exchange Agreement”) with Tin Nghia Petrol Joint Stock Company (“Timex A&S”), and the shareholders of Timex A&S (the “Timex A&S Shareholders”).

Pursuant to the Original Share Exchange Agreement, the Company agreed to issue to the Timex A&S Shareholders an aggregate of 45,900,000 shares of the Company’s common stock (the “Acquisition Shares”) in exchange for all of the issued and outstanding capital stock of Timex A&S. Upon execution of the Original Share Exchange Agreement, its closing was subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Timex A&S.

On August 6, 2009, the Company entered into Amendment No. 1 (the “Amendment”) to the Original Share Exchange Agreement, with Timex A&S and the Timex A&S Shareholders (because shareholders of the Company had inadvertently been included as parties to the Original Share Exchange Agreement, they were not parties to the Amendment and were removed as parties to the Original Share Exchange Agreement).

On August 13, 2009 (the “Closing Date”), pursuant to and upon the initial closing (the “Initial Closing”) of the Original Share Exchange Agreement, as amended by the Amendment (as so amended, the “Share Exchange Agreement”), the Company issued 15,494,200 of the Acquisition Shares to the Timex A&S Shareholders, and 49% of the outstanding shares of Timex A&S’s common stock was transferred from the Timex A&S Shareholders to the Company (the “Initial Acquisition”). In addition, on the Closing Date, the remaining 30,405,800 Acquisition Shares, and the remaining 51% of the outstanding capital of Timex A&S, were placed into an escrow account established pursuant to an escrow agreement entered into in connection with the Share Exchange Agreement (discussed below). Pursuant to the Share Exchange Agreement, following the Closing Date, the Company shall have the right to acquire the remaining 51% of the outstanding capital of Timex A&S (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 Acquisition Shares. The closing (“Subsequent Closing”) of the Subsequent Acquisition is subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Timex A&S.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

In connection with the Share Exchange Agreement, on August 6, 2009, the Company entered into an escrow agreement (the “Escrow Agreement”) with Timex A&S, the Timex A&S Shareholders, and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the Escrow Agreement, the Company placed 30,405,800 Acquisition Shares (the “Escrow Shares”) into an escrow account, and the Timex A&S shareholders placed 51% of the outstanding capital of Timex A&S into such escrow account, pending the approval and registration of the Subsequent Acquisition in accordance with applicable Vietnamese laws and regulations. Upon the Subsequent Closing, the Escrow Shares will be released to the Timex A&S Shareholders, and 51% of the outstanding capital of Timex A&S will be released to the Company. If the Subsequent Closing has not been completed by December 31, 2012, any Escrow Shares or outstanding shares of Timex A&S held in the escrow account shall be returned to the Company and the Timex A&S Shareholders, respectively, unless otherwise agreed by the parties. This share exchange transaction resulted in the Timex A&S Shareholders obtaining a majority voting interest in the Company. After the consummation of the share exchange transaction, Timex A&S Shareholders held approximately 82.11% of the voting rights as a major shareholder in the combined entity.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Timex A&S is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The Company is deemed to be a continuation of the business of Timex A&S.

Accordingly, the accompanying consolidated financial statements include the following:

(1)

the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)

the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

Summary of subsidiary and variable interest entity

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Tin Nghia Petrol Joint Stock Company (“Timex A&S”)	Vietnam, a joint stock company	Trading of petroleum and gasoline and building materials, leasing of retail space in gas stations and yacht	VND204,012,600,000	49%

Tin Nghia Petrol Trading Company Limited (“Timex Petrol Trade”) #	Vietnam, a limited liability company	Trading of petroleum and gasoline and building materials and leasing of retail space in gas stations	VND6,000,000,000	-

# being variable interest entity (“VIE”)

Ensign and its subsidiary, as well as VIE are hereinafter referred to as “the Company”. Its main business activity is to engage in the operation and distribution of petroleum products, including petrol, lubricants, LPG gas and fuel, as well as building materials supplies among a network of 31 gas stations in domestic markets, with its principal place of business in Bien Hoa City, Dong Nai Province, Vietnam.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

•

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results could differ from these estimates.

•

Basis of consolidation

The consolidated financial statements reflect the consolidated operations of Ensign and its subsidiary and variable interest entity as of and subsequent to September 30, 2009 and a combined entity comprising the assets and liabilities that constituted the continuation of the business of Timex A&S for the periods prior to September 30, 2009. The consolidated financial statements include the assets, liabilities and results of operations of the Company and its variable interest entity, in which the Company is considered a primary beneficiary of Timex Petrol Trade as defined in ASC Topic 810-10-5-8. All significant inter-company balances and transactions have been eliminated in consolidation and combination.

•

Variable interest entity (“VIE”)

Pursuant to the Cooperation Agreement between Timex A&S and Timex Petrol Trade, the terms and conditions are summarized as below in a term of 50 years commencing from June 19, 2009:

1.

Timex A&S and Timex Petrol Trade agreed to cooperate in exploiting Timex A&S’s existing gas stations and the development of new gas stations;

2.

Timex A&S intends to develop and/or purchase new “Commerce and Service Complexes”, each of which will consist of a gas station and a “Commerce and Service Center.” A “Commerce and Service Center” will consist of construction works, building and equipment on the gas station land (excluding, however, the gas station itself) for the purpose of provision of service and commerce to commuters and local residents;

3.

Timex A&S will contribute 98% of the capital into the new and existing gas stations and Timex Petrol Trade will contribute 2% of the capital into the new and existing gas stations (the “Contribution Proportion”);

4.

Timex A&S and Timex Petrol Trade will be the co-owners of new and existing gas stations;

5.

Timex Petrol Trade will operate the petroleum business at the new and existing gas stations;

6.

Timex A&S will operate and provide services at the Commerce and Service Centers and lease assets to Timex Petrol Trade relating to the Commerce and Service Complexes;

7.

Timex A&S and Timex Petrol Trade will share revenue, profit, expenses, and bear the risks from the operations contemplated by the Cooperation Agreement in accordance with the Contribution Proportion;

8.

Timex A&S agreed to provide Timex Petrol Trade with a revolving credit facility in an aggregate amount to be agreed upon by the parties, which shall not exceed 50% of the total assets of Timex A&S, including loans and loan guarantees, which will bear interest at a rate to be agreed upon by the parties;

9.

Timex A&S shall have the right to purchase Timex Petrol Trade’s interest in the assets relating to the operations contemplated by the Cooperation Agreement, if applicable Vietnamese law is amended to allow Timex A&S to own all of the assets relating to the operations contemplated by the Cooperation Agreement.

With the above agreement, the Company has evaluated the relationship between Timex A&S and Timex Petrol Trade and concluded that the Company, through Timex A&S demonstrates its ability to control Timex Petrol Trade as the primary beneficiary and Timex Petrol Trade is a VIE of the Company, in accordance with ASC 810-10-5-8.

Accordingly, the Company has consolidated Timex Petrol Trade’s results of operations, assets and liabilities in the accompanying consolidated financial statements of the Company.

Prior to the date that Timex Petrol Trade became a VIE of the Company, the accompanying consolidated financial statements include the statements of operations, cash flows and stockholders’ equity of Timex Petrol Trade.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

•

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis, which consist of petroleum products and building material supplies. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of September 30, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Buildings and structures	10-30 years
Plant and machinery	3-8 years
Motor vehicles	6-10 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•

Freehold lands

Freehold lands are stated at cost and not subject to amortization. In June 2009, the Company purchased freehold lands from a third party at the current market value.

•

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment and freehold lands used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2009 and 2008.

•

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

The Company derives the major revenues from the distribution and sale of petroleum products at its gas stations. The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.

The Company recognizes revenue from the sale of building material supplies upon delivery to the customers and the transfer of title and risk of loss, and records its revenues net of VAT. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended September 30, 2009, 2008 and 2007.

Rental income from operating leases on kiosks, gas station spaces and yacht is recognized on a straight-line basis over the lease period.

•

Cost of revenue

Cost of revenue consists primarily of purchase cost of petroleum products and building materials, direct labor, depreciation and other overheads, which are directly attributable to the sale of petroleum and building material and rental income. Shipping and handling cost, associated with the distribution of petroleum products and building materials to the customers, are recorded in cost of revenue and are recognized when the related product is delivered to the customer.

•

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising cost of $20,929, $17,275 and $15,568 for years ended September 30, 2009, 2008 and 2007.

•

Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations as the related employee service is provided.

•

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of changes in stockholders’ equity and comprehensive income, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

	Years ended September 30,
	2009	2008	2007

Net income	$1,533,864	$1,284,873	$248,656

Other comprehensive income (loss):
- Foreign currency translation (loss) gain	(311,242)	(41,417)	24,560
- Unrealized holding gain on available-for-sale securities	423,691	-	-

Comprehensive income	$1,646,313	$1,243,456	$273,216

Less: comprehensive income attributable to non-controlling interest	(843,441)	(634,162)	(139,340)

Comprehensive income attributable to Ensign Services, Inc.	$802,872	$609,294	$133,876

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

•

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended September 30, 2009, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Vietnam and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities.

•

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations.

The reporting currency of the Company is the United States dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary and VIE operating in Vietnam maintain the books and record in a local currency, Vietnamese Dong ("VND"), which is functional currency as being the primary currency of the economic environment in which the operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statements of change in stockholders’ equity and comprehensive income.

Translation of amounts from VND into US$1 has been made at the following exchange rates for the respective year:

	Years ended September 30,
	2009	2008	2007
Year-end rates VND:US$1 exchange rate	18,091	16,879	16,326
Average yearly rates VND:US$1 exchange rate	17,725	16,484	16,498

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

•

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended September 30, 2009, 2008 and 2007, the Company operates in one principal reportable segment in Vietnam.

•

Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

•

Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, amounts due from related parties, prepayment and other receivable, accounts payable, amounts due to related parties, income tax payable, accrued liabilities and other payable and other long-term liabilities. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature. The carrying value of the Company’s revolving line of credit and long-term bank borrowing approximated its fair value based on the current market conditions for similar debt instruments. The fair values of the marketable securities are based on quoted prices in active exchange-traded or over-the-counter markets.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the non-controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its financial statements.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

3.

PREDECESSOR OF TIMEX A&S

Timex A&S was formerly an operating branch of Tin Nghia Company Limited as a Hotel and Tourism Services and Trade Center in Vietnam. In accordance with Decision No. 66/NQ-HDTV issued on July 4, 2008 by the Members’ Council of Tin Nghia Company Limited, Tin Nghia Company Limited approved to establish a limited liability company namely Tin Nghia Petrol Company Limited on August 8, 2008. Pursuant to Decision No. 509-QD/TU, Tin Nghia Company Limited subsequently approved to establish a new joint stock company namely Tin Nghia Petrol Joint Stock Company (“Timex A&S”) on December 8, 2008 to take succession of the continuing business of its former operating branch of Tin Nghia Company Limited and Timex A&S assumed all rights and obligations of its former operating branch of Tin Nghia Company Limited from September 1, 2008.

After the reorganization, Timex A&S continued its principal business activities are engaged in operating gas stations, trading of petroleum products and building materials in Dong Nai Province, Vietnam.

The supplementary financial information represents the results of operations of Timex A&S for the period from August 8, 2008 through September 30, 2008 (the Successor) and for the period from October 1, 2007 through August 7, 2008 and the year ended September 30, 2007 (the Predecessor).

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

	Successor	Predecessor
	August 8, 2008 to September 30, 2008	October 1, 2007 to August 7, 2008	Year ended September 30, 2007

REVENUES, NET	$7,370,500	$80,312,732	$58,070,933

COST OF REVENUE	7,195,776	77,180,162	56,285,078
GROSS PROFIT	174,724	3,132,570	1,785,855

Operating expenses	153,560	1,010,512	1,228,857
Income from operations	21,164	2,122,058	556,998

Other income (expense):
Interest income	2,701	54,843	75,486
Interest expense	(7,153)	(409,042)	(287,129)
Other expense	(25)	-	-
Income before income tax	16,687	1,767,859	345,355

Income tax expense	(4,672)	(495,001)	(96,699)

Net income	$12,015	$1,272,858	$248,656

4.

NON-CONTROLLING INTEREST

Non-controlling interest represents a partially owned subsidiary’s income, losses, and components of other comprehensive income which should be attributed to the controlling and non-controlling interests or other parties with a right or obligation that affects the attribution of comprehensive income or loss, on the basis of their contractual rights or obligations, if any, otherwise, on the basis of ownership interests.

In connection with the stock exchange transaction as fully described in Note 1, the Company transferred 30,405,800 shares of the Company’s common stock and the remaining 51% of the share capital of Timex A&S to an escrow agent under Escrow Agreement. The Company has the right to acquire the remaining 51% of the outstanding capital of Timex A&S (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 shares of the Company’s common stock as the Subsequent Closing of the stock exchange transaction.

Proforma financial information

The following summarized pro forma results of operations for the years ended September 30, 2009, 2008 and 2007, assume that the stock exchange transaction of 100% of the registered capital of Timex A&S in exchange for 45,900,000 shares of the Company’s common stock occurred as of October 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indications of the result of operations which actually would have resulted had the significant stock exchange occurred as of October 1, 2006.

	Years ended September 30,
	2009	2008	2007

Net income attributable to holders of common stock	$1,533,864	$1,284,873	$248,656

Weighted average shares outstanding - basic and diluted	47,242,546	45,900,000	45,900,000

Net income per share – basic and diluted	$0.03	$0.03	$0.01

5.

ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

Accounts receivable consisted of the following:

	As of September 30,
	2009	2008

Accounts receivable, gross	$2,288,300	$1,961,856
Less: allowance for doubtful accounts	(320)	(6,753)
Accounts receivable, net	$2,287,980	$1,955,103

For the year ended September 30, 2009, the Company recovered from $6,105 of the allowance for doubtful accounts. For the years ended September 30, 2008 and 2007, the Company provided for $6,916 and $0 of the allowance for doubtful accounts, respectively.

6.

INVENTORIES

Inventories consisted of the following:

	As of September 30,
	2009	2008

Petroleum products	$1,592,793	$1,388,026
Building material supplies	297,944	232,526
Total	$1,890,737	$1,620,552

For the years ended September 30, 2009, 2008 and 2007, the Company recorded no allowance for slow-moving and obsolete inventories.

7.

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	As of September 30,
	2009	2008
Investment in Dai A Bank
At original cost	$1,934,664	$-
Add: unrealized holding gain on available-for-sales securities	423,691	-
Total	$2,358,355	$-

In March 2009, the Company acquired 2,183,479 shares of Great Asia Commercial Joint Stock Bank (“Dai A Bank”) for an equity interest of 2.3%. In April 2009, the Company acquired further 1,316,521 shares of Dai A Bank and the aggregate equity interest was increased to 3.5%. The total purchase price consideration of $1,934,664 was paid by Tin Nghia Company Limited, its former parent company, on behalf of the Company.

These marketable securities are classified as available-for-sale and are recorded at their fair market values with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

8.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In the second quarter of fiscal 2009, the Company adopted the new accounting pronouncement related to fair value measurements for financial assets and liabilities measured on a recurring basis. The accounting pronouncement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact from the adoption of this pronouncement on the financial statements. The new guidance establishes a framework for measuring fair value and expands disclosure about fair value measurements. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

The following is a brief description of these three levels:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level (with “3” being the lowest) of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table summarizes information on the fair value measurement of the Company’s assets as of September 30, 2009 grouped by the categories described above:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Securities available-for-sale	$2,358,355	$2,358,355	$-	$-

Securities available-for-sale as of September 30, 2009 were valued at the closing prices reported on the Hanoi Over-The-Counter market which the security is traded. The Company has an unrealized holding gain of $423,691 for the year ended September 30, 2009.

9.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of September 30,
	2009	2008

Buildings and structures	$2,019,163	$1,953,998
Plant and machinery	663,102	607,985
Motor vehicles	939,198	580,135
Foreign translation difference	(277,027)	(60,905)
	3,344,436	3,081,213
Less: accumulated depreciation	(2,053,546)	(1,806,690)
Foreign translation difference	158,628	34,937
Property and equipment, net	$1,449,518	$1,309,460

As of September 30, 2009, certain property and equipment with the net book value of $617,701 were pledged as securities in connection with the revolving lines of credit and long-term bank borrowings, as described in more details in Note 11 and Note 13.

Depreciation expenses for the years ended September 30, 2009, 2008 and 2007 were $236,120, $220,953 and $219,231, respectively.

10.

FREEHOLD LANDS

In June 2009, the Company obtained the freehold lands with an aggregate area of 33,526 square meters at the current market value of $2,965,563 from a third party. The Company expects these freehold lands as capital contribution in its joint venture investment.

As of September 30, 2009, the freehold lands were pledged as securities in connection with the outstanding long-term bank borrowings, as described in Note 13.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

11.

REVOLVING LINES OF CREDIT, NET

		As of September 30,
		2009	2008

Outstanding payable to financial institutions in Vietnam:
Bank for Foreign Trade of Vietnam (“VCB”)		$6,527,116	$-
Vietnam Maritime Stock Bank (“MSB”)		4,995,480	-

Total revolving lines of credit, outstanding	(a)	$11,522,596	$-

Offseting with:
Short-term loan to a related party	(b)	(11,263,116)	-

Net balance		$259,480	$-

(a)

Revolving lines of credit

In April 2009, the Company obtained a revolving line of credit facility from VCB with the maximum available balance of $6,633,133 (equivalent to VND120,000,000,000) for a term of 5 months, expiring on September 30, 2009. The credit facility with VCB is subject to the renewal option on a quarterly basis. Borrowings under the credit facility bear interest up to 150% of interest rate per annum by the State Bank of Vietnam, with an allowance of government subsidy rate of 4% per annum. Weighted average effective interest rate approximated at 6.5% per annum for 2009, monthly payable, monthly payable.

Availability under the credit facility is restricted to the purchase of petroleum products to its eligible suppliers. The credit facility is fully guaranteed by Tin Nghia Company Limited, its former parent company.

In April 2009, the Company obtained a revolving line of credit facility from MSB with the maximum available balance of $5,527,610 (equivalent to VND100,000,000,000) for a term of 1 year, expiring on March 31, 2010. The Company currently intends to extend or replace the agreement at its expiry. Borrowings under the credit facility bear interest up to 150% of interest rate per annum by the State Bank of Vietnam, with an allowance of government subsidy rate of 4% per annum. Weighted average effective interest rate approximated at 6.5% per annum for 2009, monthly payable.

Availability under the credit facility is restricted to the purchase of petroleum products to its eligible suppliers. The credit facility is secured by its real properties of 20 gas stations with an aggregate net book value of $285,664 and also guaranteed by Tin Nghia Company Limited, its former parent company.

(b)

Short-term loan to a related party

During the year ended September 30, 2009, the Company had made various cash advances to a related party, Tin Nghia Company Limited, its former parent company. The balance bears interest at its current interest, unsecured and repayable within next 12 months. Tin Nghia Company Limited will withhold 4% of government subsidy from the interest charge upon the actual payment to the Company. As of September 30, 2009, the Company has outstanding loans to Tin Nghia Company Limited in the amount of $11,263,116.

Since both balances are related in substance whereas Tin Nghia Company Limited has an ultimate interest as guarantor in revolving lines of credit with the banks and has a financial obligation to repay the short-term loan to the Company within the next 12 months. Short-term loan due from Tin Nghia Company Limited will become matured on a basis consistent with the repayment schedule of the banks. Therefore, these balances have been presented on a net basis.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

12.

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of the following:

	As of September 30,
	2009	2008

Advances from customers	$113,007	$28,515
Accrued expenses	251,492	25,046
Value-added tax payable	70,046	29,493
Other payable	39,082	4,743
	$473,627	$87,797

13.

LONG-TERM BANK BORROWINGS

Long-term bank borrowings consisted of the following:

	As of September 30,
	2009	2008
Payable to financial institutions in Vietnam, secured:

Long-term loan payable, Vietnam Maritime Stock Bank, due July 20, 2012, interest rate of 10.5% per annum; secured by freehold lands	$2,075,894	$-

Long-term loan payable, Dai A Bank, due September 4, 2014, interest rate of 10.5% per annum, secured by four trucks	120,502	-

Total long-term bank borrowings	$2,196,396	$-

In July 2009, the Company entered into a loan payable with Vietnam Maritime Stock Bank for a fixed principal of $2,075,894 (equivalent to VND37,555,000,000) to finance the purchase of freehold lands. Interest is monthly payable and principal is repayable in full at its maturity date.

In September 2009, the Company entered into an installment loan payable with Dai A Bank for $120,502 due September 4, 2014. This loan was used to finance four trucks purchased by the Company. Borrowings under the credit facility bear interest up to 150% of interest rate per annum by the State Bank of Vietnam. Weighted average effective interest rate approximated at 10.5% per annum for 2009. The loan is repayable in 8 installments of $23,000 including interest at 10.5% per annum, bi-annually payable commencing from March 4, 2011.

Maturities of long-term bank borrowings for each of the five years following September 2009 are as follows:

Years ending September 30:
2010	$-
2011	30,126
2012	2,106,020
2013	30,126
2014	30,124

Total	$2,196,396

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

14.

STOCKHOLDERS’ EQUITY

(a)

Common stock

On May 1, 2009, the Company issued 600 shares of common stock for past service rendered.

On August 13, 2009, the Company entered into a stock exchange transaction and issued an aggregate 45,900,000 shares of common stock. In connection with the stock exchange transaction, the Company entered into an escrow agreement and transferred 30,405,800 shares of the Company’s common stock to its escrow agent.

As of September 30, 2009, the number of authorized and outstanding shares of the Company’s common stock was 74,000,000 shares and 55,900,600 shares, respectively, in which 30,405,800 shares were held in escrow.

(b)

Distribution of dividends

In accordance with Decision No. 509-QD/TU, the Company, through Timex A&S, repatriated its retained earnings in the form of dividends of $370,736, $1,284,873 and $248,656 to Tin Nghia Company Limited, its former parent company for the years ended September 30, 2009, 2008 and 2007.

15.

NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on August 13, 2009, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income per share for the years ended September 30, 2009, 2008 and 2007:

	Years ended September 30,
	2009	2008	2007
Basis and diluted net income per share calculation
Net income attributable to Ensign Services, Inc.	$747,772	$629,588	$121,842

Denominator:
Weighted average shares outstanding	45,900,000	45,900,000	45,900,000
Add: shares from reverse acquisition	1,342,546	-	-
Less: common stock held in escrow	(30,405,800)	(30,405,800)	(30,405,800)
Weighted average shares used in computing basic and diluted net income per share	16,836,746	15,494,200	15,494,200

Net income per share attributable to Ensign Services, Inc. – Basic and diluted	$0.04	$0.04	$0.01

16.

INCOME TAXES

For the years ended September 30, 2009, 2008 and 2007, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Years ended September 30,
	2009	2008	2007
Tax jurisdiction from:
– Local	$(7,493)	$-	$-
– Foreign	1,878,330	1,784,546	345,355
Income before income taxes	$1,870,837	$1,784,546	$345,355

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

The provision for income taxes consisted of the following:

	Years ended September 30,
	2009	2008	2007
Current:
– Local	$-	$-	$-
– Foreign	336,973	499,673	96,699

Deferred:
– Local	-	-	-
– Foreign	-	-	-
Income tax expense	$336,973	$499,673	$96,699

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiary and VIE that operate in various countries: United States and Vietnam that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

Ensign is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company does not incur any operation in the United States.

Socialist Republic of Vietnam

The Company’s subsidiary and VIE, Timex A&S and Timex Petrol Trade are subject to the Law on Corporate Income Tax of the Socialist Republic of Vietnam at the statutory rate of 28% on the assessable income for the periods presented.

On June 3, 2008, the National Assembly of the Socialist Republic of Vietnam approved the Law on Corporate Income Tax (the “New CIT Law”). The new CIT Law, among other things, imposes a reduction of income tax rate from 28% to 25% for both domestic and foreign invested enterprises with effect from January 1, 2009. Hence, the Company is subject to the new income tax rate of 25% on the taxable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended September 30, 2009, 2008 and 2007 is as follows:

	Years ended September 30,
	2009	2008	2007

Income before income taxes	$1,878,330	$1,784,546	$345,355
Statutory income tax rate	25%	28%	28%
Income taxes at statutory rate	469,583	499,673	96,699

Non-deductible items	(132,610)	-	-

Income taxes at effective rate	$336,973	$499,673	$96,699

Income taxes paid by Tin Nghia Company Limited, its former parent company (imputed income tax)	$-	$499,673	96,699

For the years ended September 30, 2008 and 2007, Timex A&S (Predecessor) was considered as an operating branch of Tin Nghia Company Limited, whose taxable income was paid by its former parent company under the Vietnamese tax law. In accordance with the Decision No. 509-QD/TU, Timex A&S is established as a joint stock company and becomes a taxable entity commencing from January 1, 2009. Management determines the imputed income tax expense of $499,673 and $96,699 at its effective income tax rate of 28%, based upon its operating income for the years ended September 30, 2008 and 2007.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no significant temporary differences as of September 30, 2009 and 2008, no components of deferred tax assets and liabilities have been recognized.

17.

RELATED PARTY TRANSACTIONS

(a)

Receivable from and payable to related parties at the balance sheet date were as follows:

	As of September 30,
	2009	2008

Amounts due from related parties, accounts receivable:
- Nhon Trach 3 Industrial Park Company Limited	$-	$4,765
- Nhon Trach Investment Joint Stock Company	8,942	2,969
- Ong Keo Industrial Park Company Limited	-	123
- Tan Phu Service Station	23,548	-
- Thong Nhat Joint Stock Company	-	670
- Tin Khai Joint Stock Company	-	363
- Tin Nghia Agro-Product Trading Company Limited	-	2,354
- Tin Nghia Company Limited	-	5,598
- ICD Bien Hoa – Tin Nghia Logistics Company Limited	128	4,513
- Tin Nghia Construction Joint Stock Company	-	1,738
- Tin Nghia Construction Materials Company Limited	56,531	1,846
- Tin Nghia Granite Stones Company Limited	-	798
- Tin Nghia Industrial Park Development Joint Stock Company	1,748	1,108
- Tin Nghia Project Management Company Limited	-	34

Total amounts due from related parties	$90,897	$26,879

Amount due to related party, accounts payable:
- Tin Nghia Company Limited	$20,337	$-

Amounts due to related parties, other payable:
- Tin Nghia Company Limited	$647,128	$1,748,492
- Thong Nhat Real Estate Joint Stock Company	889,669	-

Total amounts due to related parties	$1,557,134	$1,748,492

The related parties are under common control of the Company’s director, Mr. Quach Van Duc. The balances are unsecured, non-interest bearing and repayable on demand.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

(b)

Significant transactions with related parties during the year were as follows:

	Years ended September 30,
	2009	2008	2007
(i) Sales of goods
- Tin Nghia Company Limited	$49,841	$58,216	$31,464
- Tin Nghia Industrial Parks Development JSC	16,047	19,030	14,779
- Tin Nghia Construction Materials Company Limited	630,507	1,791,010	1,446,486
- Tin Nghia Granite Company Limited	9,478	22,524	12,680
- ICD Bien Hoa - Tin Nghia Logistics Company Limited	142,699	175,798	150,336
- Nhon Trach Investment Joint Stock Company	27,310	81,553	131,118
- Tin Nghia Construction Joint Stock Company	10,208	8,471	2,857
- Thong Nhat Joint Stock Company	6,828	7,413	5,225
- Tin Nghia Agro-Product Trading Company Limited	8,396	25,201	16,829
- Nhon Trach 3 Industrial Park Company Limited	15,550	24,120	13,378
- Tin Nghia Project Management Company Limited	831	-	-
- Tin Khai Joint Stock Company	3,206	1,274	-
- Ong Keo Industrial Park Company Limited	609	-	-
Total revenues from related parties	$921,510	$2,214,610	$1,825,152

The related parties are under common control of a director of the Company, Mr. Quach Van Duc. The sales of petroleum products and building material supplies are generally transacted in an arm-length basis at the current market value.

		Years ended September 30,
		2009	2008	2007
(ii) Transactions with Tin Nghia Company Limited, its former parent company
- Distribution of dividends	(1)	$370,736	$1,284,873	$248,656
- Interest expense	(2)	86,339	416,195	287,129
- Interest income	(3)	413,535	-	-
- Contribution in kind	(4)	$28,937	$166,267	$29,458

(1)

Being an operating branch of its former parent company, Timex A&S (the Predecessor) is required to repatriate its retained earnings in the form of cash dividends to its parent company in accordance with the Decision No. 509-QD/TU until the fiscal tax period ended December 31, 2008. See Note 14(b).

(2)

Other payable due to Tin Nghia Company Limited carries interest ranging from 10.2% to 21.6% per annum, unsecured and repayable on demand.

(3)

During the year ended September 30, 2009, the Company made a short-term loan to Tin Nghia Company Limited. The balance carries interest at 10.5% per annum, unsecured and repayable within next 12 months. See Note 11(b).

(4)

During the years ended September 30, 2009, 2008 and 2007, Tin Nghia Company Limited contributed certain property and equipment to the Company at their carrying values.

(5)

For the year ended September 30, 2009, the Company obtained an operating right of 3 gas stations which are owned by Tin Nghia Company Limited, its former parent company on a free-rent basis. Imputed rent expense is considered insignificant.

(6)

For the years ended September 30, 2009, 2008 and 2007, Tin Nghia Company Limited, its former parent company provides Timex A&S with the office premises at 95A Cach Mang Thang Tam, Quyet Thang Ward, Bien Hoa City, Dong Nai Province, Vietnam on a free-rent basis. Imputed rent expense is considered insignificant.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

18.

PENSION PLAN

Under the Vietnam’s Law, full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Centralized government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $54,759, $44,955 and $35,686 for the years ended September 30, 2009, 2008 and 2007, respectively.

19.

RESERVE FUNDS

Under the Vietnamese Laws and Regulations, the Company is required to make appropriations to the reserve funds based on after-tax net profits during its tax fiscal year and determined in accordance with generally accepted accounting principles of the Socialist Republic of Vietnam (“VN GAAP”). Appropriations to the reserve funds are based upon at least 25% of the after-tax net profits. These reserve funds are established for the purpose of providing employee facilities and other collective fringe benefits including insurance, welfare supports and social security to the employees.

For the year ended September 30, 2009, the Company contributed $185,016 to reserve funds. No appropriations were made for the years ended September 30, 2008 and 2007.

20.

SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as chairman, Mr. Quach Van Duc, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has one major operating and reporting segments for the years ended September 30, 2009, 2008 and 2007.

Summarized financial information concerning the Company’s revenue by its products is shown in the following table for the years ended September 30, 2009, 2008 and 2007:

	Years ended September 30, 2008
	2009	2008	2007

Sale of petroleum products	$74,947,691	$84,493,570	$55,989,915
Sale of building materials	987,402	3,087,667	1,973,645
Rental income	173,168	101,995	107,373
Total revenue, net	$76,108,261	$87,683,232	$58,070,933

All the Company’s customers, vendors and long-lived assets are located in Vietnam during the years presented.

21.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

There was no customer who account for 10% or more of revenues for the years ended September 30, 2009, 2008 and 2007.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

(b)

Major vendors

The following is a table summarizing the purchases from vendors that individually represents greater than 10% of the total purchases for the years ended September 30, 2009, 2008 and 2007 and their outstanding balances as at year-end dates.

		Year ended September 30, 2009		September 30, 2009
Vendors		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$21,762,782	30%	$783,428
Vendor B		44,927,466	62%	793,728

	Total:	$66,690,248	92%	$1,577,156

		Year ended September 30, 2008		September 30, 2008
Vendors		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$32,858,384	39%	$875,400
Vendor B		46,069,966	54%	749,555

	Total:	$78,928,350	93%	$1,624,955

		Year ended September 30, 2007		September 30, 2007
Vendors		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$20,329,916	36%	$375,771
Vendor B		31,438,201	55%	319,262

	Total:	$51,768,117	91%	$695,033

(c)

Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Also, the Company transacts certain portion of the revenue on a cash basis. For the years ended September 30, 2009, 2008 and 2007, cash revenue accounted for 39%, 38% and 37% of the total revenue.

(d)

Interest rate risk

The Company’s interest-rate risk arises from revolving lines of credit and long-term bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2009, all revolving lines of credit and long-term bank borrowings were at variable rates. The interest rates and terms of repayment of all borrowings are disclosed in Note 11 and Note 13.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

(e)

Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND and a significant portion of the assets and liabilities are denominated in VND. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND. If VND depreciates against US$, the value of VND revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(f)

Economic and political risks

Substantially all of the Company’s services are conducted in Vietnam and Asian region. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Vietnam. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Vietnam.

22.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company leased various land areas under non-cancelable operating agreements from the Department of Natural Resource and Environment of Dong Nai Province to build its gas stations in a term ranging from 37 to 50 years, with fixed monthly rentals, expiring between 2016 and 2056. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $12,145, $12,146 and $12,053 for the years ended September 30, 2009, 2008 and 2007.

As of September 30, 2009, future minimum rental payments due under various non-cancelable operating leases are as follows:

Years ending September 30:
2010	$11,900
2011	11,900
2012	11,900
2013	11,900
2014	11,900
Thereafter	408,465

Total	$467,965

(b)

Investment commitment

On July 10, 2009, the Company, though its subsidiary, Timex A&S entered into the Joint Venture Agreement (the “Agreement”) among Tin Nghia Industrial Park Development Joint Stock Company, a related company and Dai A Real Estate Joint Stock Company. Pursuant to the Agreement, three parties agreed to establish a new company namely Thong Nhat Real Estate Joint Stock Company (“Thong Nhat”) and to engage in the development of real estate in Dong Nai Province, Vietnam. The total registered share capital of Thong Nhat is estimated $4,128,820 (approximately VND 70,000,000,000) of which 53.65% will be contributed by Timex A&S in the form of freehold lands.

23.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 13, 2010 which is the date the financial statements were issued.

In December 2009, the Company entered into a construction contract to build a new gas station for an estimated investment cost of approximately $104,140 (equivalent to VND 1,884,000,000) and the gas station is expected to be completed in the second quarter of its fiscal year.

ENSIGN SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

24.

QUARTERLY FINANCIAL DATA (unaudited)

The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The sum of per share amounts may not equal to the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Year ended September 30, 2009	Three Months Ended				2009
	December 31	March 31	June 30	September 30	Total

Revenue	$19,377,085	$14,948,998	$17,395,691	$24,386,487	$76,108,261
Gross profit	893,422	819,490	979,829	940,599	3,633,340
Income from operations	432,874	304,193	552,409	500,657	1,790,133
Net income	401,264	324,331	491,396	316,873	1,533,864
Net income per share – basic and diluted	$0.03	$0.02	$0.03	$0.02	$0.10

Year ended September 30, 2008	Three Months Ended				2008
	December 31	March 31	June 30	September 30	Total

Revenue	$18,509,645	$21,687,270	$24,857,011	$22,629,306	$87,683,232
Gross profit	642,395	1,071,262	494,791	1,098,846	3,307,294
Income from operations	418,867	780,745	211,343	732,267	2,143,222
Net income	344,839	415,934	103,950	420,150	1,284,873
Net income per share – basic and diluted	$0.01	$0.03	$0.01	$0.03	$0.08

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 12, 2009, the board of directors of Ensign Services, Inc. dismissed Li & Company, P.C. (“Li”) as the Company’s independent registered public accounting firm.

During the fiscal years ended September 30, 2007 and 2008, Li’s reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except, Li’s audit reports for the years ended September 30, 2007 and 2008 stated that several factors raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the fiscal years ended September 30, 2007 and 2008 and the subsequent interim period through November 12, 2009 (i) there were no disagreements between the Company and Li on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Li would have caused Li to make reference to the matter in its reports on the Company's financial statements; and (ii) there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On November 12, 2009, the Company provided Li with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K, and has requested that Li furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter, dated November 12 2009, is filed as Exhibit 16.1 (which is incorporated by reference herein) to this Current Report on Form 8-K.

On November 12, 2009, the Company engaged ZYCPA Company Limited (“ZYCPA”) as its independent registered public accounting firm for the Company’s fiscal year ended September 30, 2009. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on November 12, 2009.

During the years ended September 30, 2007 and 2008 and the subsequent interim period through November 12, 2009, the Company did not consult with ZYCPA regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.

Our management, including our President and and principal financial officer has assessed the effectiveness of our internal control over financial reporting as of September 30, 2009, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Based on our assessment under the framework in Internal Control - Integrated Framework, the Company's management, including our President and principal accounting officer has concluded that our internal control over financial reporting was effective as of September 30, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes to the internal controls that have materially affected or that are reasonably likely to affect the internal controls.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information regarding our directors and executive officers as of September 30, 2009:

Name of Director	Age	Title	Director Since
Quach Van Duc	50	President and Chairman of the Board of Directors	2009
Nguyen Thi Bach Huong	51	Director	2009
Le Van Danh	49	Director and CEO of Timex A&S	2009
Le Huu Tinh	44	Director	2009
Do Van Thang	36	Director	2009

Quach Van Duc, President and Chairman

Quach Van Duc, 50, has been President and Chairman of the Board of Directors of Timex A&S since November 2008. Since January 2004, Mr. Duc has been Chairman and President of Tin Nghia Company Limited Mr. Quach Van Duc received a BA from Ho Chi Minh University of Economics.

Nguyen Thi Bach Huong, Director

Nguyen Thi Bach Huong, 51, has been Member of the Board of Management of Timex A&S since November 2008. Mr. Huong has been Deputy General Director of Tin Nghia Company Limited since January 2004. Ms. Huong received a BA from Ho Chi Minh Univesity of Economics and Bachelor of Law from Ho Chi Minh University.

Le Van Danh, Director

Le Van Danh, 49, was Chief Executive Officer and a Member of the Board of Directors of Timex A&S from November 2008 until the Closing Date, and Director of Old Timex from July 2008 to October 2008. From July 2003 to June 2008, Mr. Danh was Director of Hotel & Tourism, Service & Trade Center. Mr. Danh received a BA and an MBA from Ho Chi Minh University of Enconomics.

Le Huu Tinh, Director

Le Huu Tinh, 44, has been a Member of the Board of Management of Timex A&S since November 2008. Since May 2007 Mr. Tinh has been Vice General Director of Tin Nghia Company Limited. From January 2004 to April 2007 Mr. Tinh was Chief Accountant of Tin Nghia Company Limited. Mr. Tinh received a BA, MBA and PhD from Ho Chi Minh University of Economics.

Do Van Thang, Director

Do Van Thang, 36, has been a Member of the Board of Directors of Timex A&S since November 2008. Mr. Van Thang has been Manager—Financial Department of Tin Nghia Company Limited since April 2008. Mr. Thang was Specialist at Dong Nai Finance Department from December 1994 to February 2008. From July 2002 to July 2007, Mr. Thang studied at Nottingham University, UK for Ph. D Degree. Mr. Thang received an MBA from Maastricht School of Management, Netherland.

Family Relationships

There are no family relationships among our officers and directors.

Significant Employees

None

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Changes to Nomination Process

There were no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee

We do not have a separately-designated audit committee. The entire board of directors serves as the audit committee of the company. We do not have an “audit committee financial expert,” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We adopted not yet adopted a Code of Business Conduct and Ethics Policy that applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended September 30, 2009, 2008 and 2007 to our principal executive officer and principal financial officer and our three most highly compensated officers other than our principal executive officer and principal financial officer at September 30, 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualifed Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Le Van Danh, CEO and Director of Timex A&S	2009	16,000	0	0	0	0	0	0	16,000
	2008	12,700	0	0	0	0	0	0	12,700
	2007	8,490	0	0	0	0	0	0	8,490

Quach Van Duc, President & Chairman of Ensign	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Patricia Skarpa, (1)	0	0	0	0	0	0	0	0	0

(1) Effective August 13, 2009, Ms. Skarpa resigned as the sole officer of the Company.

None of our named executive officers had shares of performance-based stock awards or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Employment Agreements

We do not currently have employment agreements with our officers.

Compensation of Directors:

We do not pay our directors any fees or other compensation for serving as directors. We have not granted any stock options or stock awards to our directors

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 12, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Quach Van Duc	12,590,457 (3)	49.39%
Le Huu Tinh	12,590,457 (3)	49.39%
Nguyen Thi Bach Huong	2,177,807 (4)	8.54%
Do Van Thang	2,177,807 (4)	8.54%
All officers and directors as a group (4 persons)	14,768,264	57.93%

(1)

Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)

Applicable percentage ownership is based on 25,494,800 shares of common stock outstanding as of January 12, 2010 (not including 30,405,800 shares of common stock held in escrow pursuant to the Escrow Agreement), together with securities exercisable or convertible into shares of common stock within 60 days of January 12, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 12, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

Shares are held by Quach Van Duc and Le Huu Tinh , as representative of Tin Nghia Company Limited ..

(4)

Shares are held by Nguyen Thi Bach Huong and Do Van Thang , as representative of the staff of Tin Nghia Company Limited ..

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. Our officers and directors have failed to file Form 3s in connection with their appointment as officers and directors of the Company and acquisition of shares of the Company’s common stock.

In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these Forms, provided to us and the written representations of our directors, executive officers and 10% stockholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 19, 2009, Timex A&S entered into a Cooperation Agreement with Tin Nghia Petrol Trading Company Limited (“Timex Petrol Trade”). The sole shareholder of Timex Petrol Trade is Tin Nghia Company Limited. Our President and Chairman, Mr. Quach Van Duc and Mr. Le Huu Tinh, hold 49.39% of the outstanding shares of the Company (not including 30,405,800 shares of common stock held in escrow pursuant to the Escrow Agreement) as representatives of Tin Nghia Company Limited. In addition, Nguyen Thi Bach Huong and Do Van Thang, own 8.54% of the outstanding shares of the Company ((not including 30,405,800 shares of common stock held in escrow pursuant to the Escrow Agreement), as representatives of the staff of Tin Nghia Company Limited

Pursuant to the Cooperation Agreement, for a term of 50 years commencing on June 19, 2009:

•

Timex A&S and Timex Petrol Trade agreed to cooperate in exploiting Timex A&S’s existing gas stations and the development of new gas stations;

•

Timex A&S intends to develop and/or purchase new “Commerce and Service Complexes”, each of which will consist of a gas station and a “Commerce and Service Center.” A “Commerce and Service Center” will consist of construction works, building and equipment on the gas station land (excluding, however, the gas station itself) for the purpose of provision of service and commerce to commuters and local residents;

•

Timex A&S will contribute 98% of the capital into the new and existing gas stations and Timex Petrol Trade will contribute 2% of the capital into the new and existing gas stations (the “Contribution Proportion”);

•

Timex A&S and Timex Petrol Trade will be the co-owners of new and existing gas stations;

•

Timex Petrol Trade will operate the petroleum business at the new and existing gas stations;

•

Timex A&S will operate and provide services at the Commerce and Service Centers and lease certain assets to Timex Petrol Trade relating to the Commerce and Service Complexes;

•

Timex A&S and Timex Petrol Trade will share revenue, profit, expenses, and bear the risks from the operations contemplated by the Cooperation Agreement in accordance with the Contribution Proportion;

•

Timex A&S agreed to provide Timex Petrol Trade with a revolving credit facility in an aggregate amount to be agreed upon by the parties, which shall not exceed 50% of the total assets of Timex A&S, including loans and loan guarantees, which will bear interest at a rate to be agreed upon by the parties;

Timex A&S shall have the right to purchase Timex Petrol Trade’s interest in the assets relating to the operations contemplated by the Cooperation Agreement, if applicable Vietnamese law is amended to allow Timex A&S to own all of the assets relating to the operations contemplated by the Cooperation Agreement

ITEM 14.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended September 30, 2009 and 2008 by ZYCPA and Li & Company, P.C., our former independent registered accountant.

	Fiscal Year Ended September 30,
	2009	2008
Audit fees	$325,000	$11,500
Audit related fees	14,104	-
Tax fees	-	-
All other fees	-	-
Total fees	$339,104	$11,500

(1)

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, as well as services normally provided by our principal accounting firm in connection with statutory and regulatory filings or engagements, including registration statements. The 2009 audit fees are payable to ZYCPA of $100,000 and Ernst & Young Vietnam Limited of $225,000.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” None were provided by our principal accounting firm.

(3)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. None is provided by our principal accounting firm.

PART IV

ITEM 15.

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Secretary of State of Nevada on July 13, 2005 (filed as an exhibit to the Form 10-SB filed with the SEC on December 18, 2007)
3.1a	Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 10, 2007(filed as an exhibit to the Form 10-SB filed with the SEC on December 18, 2007)
3.2	Bylaws (filed as an exhibit to the Form 10-SB filed with the SEC on December 18, 2007)
10.1	Form of Investment Letter (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 30, 2008)
10.2

Share Exchange Agreement, dated as of March 19, 2009 among Ensign Services, Inc., certain of the shareholders of Ensign Services, Inc, Timex A&S and the shareholders of Timex A&S (filed as an exhibit to 8-K filed August 13, 2009 and incorporated herein by reference)

10.3

Amendment No. 1 to Share Exchange Agreement, dated August 6, 2009, among Ensign Services, Inc., Timex A&S, and the shareholders of Timex A&S (filed as an exhibit to 8-K filed August 13, 2009 and incorporated herein by reference)

10.4

Escrow Agreement, dated August 6, 2009, among Ensign Services, Inc., Timex A&S, the shareholders of Timex A&S, and Sichenzia Ross Friedman Ference LLP, as escrow agent (filed as an exhibit to 8-K filed August 13, 2009 and incorporated herein by reference)

10.5

Cooperation Agreement, dated June 19, 2009, between Timex Assets & Services, Inc. and Tin Nghia Petrol Trading Company Limited. (filed as an exhibit to 8-K filed June 25, 2009 and incorporated herein by reference)

16.1	Letter from Li& Company, P.C. dated November 12, 2009 (filed as an exhibit to 8-K filed November 12, 2009 and incorporated herein by reference)
21.1*	Subsidiaries of the Company
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSIGN SERVICES, INC.

January 13, 2010	By:	/s/ Quach Van Duc
Quach Van Duc
Chairman & President (Principal Financial and Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Quach Van Duc	President & Chairman of the Board	January 13, 2010
Quach Van Duc

/s/ Le Huu Tinh	Director	January 13, 2010
Le Huu Tinh

/s/ Nguyen Thi Bach Huong	Director	January 13, 2010
Nguyen Thi Bach Huong

/s/ Do Van Thang	Director	January 13, 2010
Do Van Thang