Form 10-K/A
period 2009-09-30
ENSIGN SERVICES, INC.
filed 2010-01-22
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the A Yes      . No  X .

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on March 31, 2009, based upon the price at which the Company’s common stock was last sold was approximately $ 10,726.

As of January 12, 2010, the Company had outstanding 55,900,600 shares of Common Stock, $0.001 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on January 13, 2010 (the “Original Filing”).

This Form 10-K/A is being filed to amend Part II, Item 9A, Controls and Procedures of the Original Form 10-K and to correct certain clerical errors.

This Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such report. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our principal executive officer and principal financial officer are attached as exhibits to this Amendment.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. Unless the context otherwise requires, references in this annual report to “we,” “us,” “our,” or the “Company” refer to Ensign Services, Inc. and our subsidiary, Tin Nghia Petrot Joint Stock Company. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation." If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

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

On August 13, 2009 (the “Closing Date”), pursuant to and upon the initial closing (the “Initial Closing”) of the Original Share Exchange Agreement, as amended by the Amendment (as so amended, the “Share Exchange Agreement”), the Company agreed to issue 15,494,200 of the Acquisition Shares to the Timex A&S Shareholders, and the Timex A&S Shareholders agreed to transfer 49% of the outstanding shares of Timex A&S’s common stock to the Company (the “Initial Acquisition”). In addition, on the Closing Date, the parties agreed to place the remaining 30,405,800 Acquisition Shares, and the remaining 51% of the outstanding capital of Timex A&S, into an escrow account established pursuant to an escrow agreement entered into in connection with the Share Exchange Agreement(discussed below). Pursuant to the Share Exchange Agreement, following the Closing Date, the Company shall have the right to acquire the remaining 51% of the outstanding capital of Timex A&S (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 Acquisition Shares. The closing (“Subsequent Closing”) of the Subsequent Acquisition is subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Timex A&S.

In connection with the Share Exchange Agreement, on August 6, 2009, the Company entered into an escrow agreement (the “Escrow Agreement”) with Timex A&S, the Timex A&S Shareholders, and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the Escrow Agreement, the Company placed 30,405,800 Acquisition Shares (the “Escrow Shares”) into an escrow account, and the Timex A&S Shareholders agreeg to place 51% of the outstanding capital of Timex A&S into such escrow account, pending the approval and registration of the Subsequent Acquisition in accordance with applicable Vietnamese laws and regulations. Upon the Subsequent Closing, the Escrow Shares will be released to the Timex A&S Shareholders, and 51% of the outstanding capital of Timex A&S will be released to the Company. If the Subsequent Closing has not been completed by December 31, 2012, any Escrow Shares or outstanding shares of Timex A&S held in the escrow account shall be returned to the Company and the Timex A&S Shareholders, respectively, unless otherwise agreed by the parties.

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

While anecdotal reports suggest that shoppers perceive the mini-marts as expensive and per customer sales are still fairly low, most experts agree that this trend will continue to gather pace, as shown in Vietnam’s more developed neighbors. At the moment, these outlets are said to account for about five percent of total retail trade, where most consumer purchases continue to take place at traditional street-side shops or official “wet” (or open food) and “dry” (or closed) markets organized by district governments. Nevertheless, these new retail outlets are expanding rapidly in major cities and offer promising opportunities for distributing a wide-range of worldwide consumer goods. New shopping developments are changing the way the wealthier and more cosmopolitan segment of urban Vietnamese shop. Still, apart from these pioneering projects, retail outlets consist mainly of family-run market stalls or small street-front shops. [Vietnam Investment & Business Guide 2007, http://wwwbooks.google.com.vn/books?id=tWkKRGBt9EUC&pg=PA132&1pg=PA132&dg=At+the+moment,+these_outlets+are+sa

id+to+account+for+about+five+percent+of+total+retail+trade&source=bl&ots=4PCQ97BSv1&sig=wbbB158HUSnR88eauACiHj_8f

ul0&hl=vi&ei=y3IsSoWrK5b06AOkgp3uCA&sa=X&oi=book_results&ct=result&resnum=1#PPA132,M1]

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

Government Regulation

Fuel Distribution

The current regulations of Vietnamese law applicable to our fuel business is Decree No. 843,the commitments of Vietnam to the WTO4 (“Commitments to WTO”), the US-Vietnam Bilateral Free Trade Agreement5. Fuel is one of a few commodities for which the Government of Vietnam strictly controls the retail price and distribution system. In accordance with Decree 84 and Commitments to WTO, foreign invested companies are restricted to distribution of fuel6. This restriction will be imposed upon Timex A&S after the Subsequent Closing, the date on which Timex A&S is wholly owned by the Company and therefore becomes a foreign invested enterprise in accordance with Vietnamese law. This provision is the major barrier for foreign fuel distributors in their efforts to penetrate the fuel distribution market of Vietnam. With mechanism as set forth in the Cooperation Agreement with Tin Nghia Petrol Trade7, we will be the first foreign company to penetrate this market.

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

The selected consolidated statements of operations data for the years ended September 30, 2009, 2008 and 2007, and the consolidated balance sheet data as of September 30, 2009 and 2008 are derived from our audited consolidated financial statements, which are included elsewhere herein, and have been audited by ZYCPA Company Limited (“ZYCPA”) (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited), an independent registered public accounting firm, as indicated in their report. The selected consolidated statements of operations data for the years ended September 30, 2006 and 2005, and the consolidated balance sheet data as of September 30, 2007, 2006 and 2005 are derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as our audited financial statements and include, in the opinion of management, all adjustments that management considers necessary for a fair presentation of the financial information set forth in those statements.

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

On August 13, 2009, pursuant to and upon the initial closing of the Share Exchange Agreement, as amended by Amendment No. 1 dated as of August 6, 2009 (the “Amendment”) to the Share Exchange (as so amended, the “Share Exchange Agreement”), Ensign issued 15,494,200 of the Acquisition Shares to the Timex A&S Shareholders, and The Timex A&S Shareholders agreed to transfer 49% of the outstanding shares of Timex A&S’s to the Company (the “Initial Acquisition”). In addition, at the closing, the parties agreed to place the remaining 30,405,800 Acquisition Shares, and the remaining 51% of the outstanding shares of Timex A&S, into an escrow account established pursuant to an escrow agreement entered into in connection with the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, following the closing, the Company shall have the right to acquire the remaining 51% of the outstanding shares of Timex A&S (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 Acquisition Shares. The closing of the Subsequent Acquisition is subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Timex A&S.

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

We believe that our current operating activities would be able to generate adequate cash flows to support our daily operations.

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

9.

PROPERTY AND EQUIPMENT

1.

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

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009 (the “Evaluation Date”). Based on this evaluation, our Board of Directors and principal financial and executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary and variable interest entity, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Board of Directors and principal financial and executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Board of Directors and principal financial and executive officer has assessed the effectiveness of our internal control over financial reporting as of September 30, 2009, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Based on our assessment under the framework in Internal Control - Integrated Framework, the Company's management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

16.1	Letter from Li& Company, P.C. dated November 12, 2009 (filed as an exhibit to 8-K filed November 12, 2009 and incorporated herein by reference)
21.1*	Subsidiaries of the Company (filed as an exhibit to Form 10-K filed January 13, 2010 and incorporated herein by reference)
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSIGN SERVICES, INC.

January 21, 2010	By:	/s/ Quach Van Duc
Quach Van Duc
Chairman & President (Principal Financial and Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Quach Van Duc	President & Chairman of the Board	January 21, 2010
Quach Van Duc

/s/ Le Huu Tinh	Director	January 21, 2010
Le Huu Tinh

/s/ Nguyen Thi Bach Huong	Director	January 21, 2010
Nguyen Thi Bach Huong

/s/ Do Van Thang	Director	January 21, 2010
Do Van Thang

/s/ Le Van Danh	Director	January 21, 2010
Le Van Danh