Form 10-Q
period 2009-12-31
ENSIGN SERVICES, INC.
filed 2010-02-22
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-52984

Ensign Services, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-1545353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

95A Cach Mang Thang Tam Quyet Thang Ward Bien Hoa City Dong Nai Province, Vietnam
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 00 84 613 822 486

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .	Non-accelerated filer X .	Smaller reporting company .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes      . No   X  .

There were 55,900,600 shares of the registrant's common stock, par value $0.001, issued and outstanding as of February 19, 2010.

ENSIGN SERVICES, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

2

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ENSIGN SERVICES, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Operations	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Condensed Consolidated Statement of Changes in Stockholders’ Equity	F-5

Notes to Condensed Consolidated Financial Statements	F-6 - F-21

ENSIGN SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2009	September 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,134,333	$1,020,151
Accounts receivable, net	2,435,320	2,287,980
Amounts due from related parties	250,529	90,897
Inventories	4,009,851	1,890,737
Prepayment and other receivable	306,139	122,930

Total current assets	8,136,172	5,412,695

Non-current assets:
Marketable securities, available-for-sale	1,687,198	2,358,355
Property and equipment, net	1,689,816	1,449,518
Freehold lands	2,873,594	2,965,563
Other non-current assets	22,156	23,066
TOTAL ASSETS	$14,408,936	$12,209,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,728,041	$1,792,343
Revolving lines of credit, net	2,232,706	259,480
Amounts due to related parties	1,420,152	1,557,134
Income tax payable	315,447	235,567
Accrued liabilities and other payable	1,036,455	473,627

Total current liabilities	6,732,801	4,318,151

Long-term liabilities:
Long-term bank borrowings	2,247,188	2,196,396
Other long-term liabilities	17,675	25,086

Total liabilities	8,997,664	6,539,633

Commitments and contingencies

Ensign Services, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31 and September 30, 2009	-	-
Common stock, $0.001 par value; 74,000,000 shares authorized; 55,900,600 shares issued and outstanding as of December 31 and September 30, 2009	55,901	55,901
Additional paid-in capital	2,256,408	2,050,673
Accumulated other comprehensive (loss) income	(283,016)	101,579
Reserve funds	213,589	185,016
Retained earnings	378,025	381,095
Total Ensign Services, Inc. stockholders’ equity	2,620,907	2,774,264
Non-controlling interest	2,790,365	2,895,300
Total equity	5,411,272	5,669,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,408,936	$12,209,197

See accompanying notes to condensed consolidated financial statements.

ENSIGN SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended December 31,
	2009	2008
REVENUES, NET
Net revenue from third parties	$26,656,519	$20,562,715
Net revenue from related parties	220,555	292,802

Total revenues, net	26,877,074	20,855,517

COST OF REVENUE
Cost of revenue from third parties	25,717,102	19,659,562
Cost of revenue from related parties	200,097	273,687

Total cost of revenue	25,917,199	19,933,249
GROSS PROFIT	959,875	922,268

Operating expenses:
Sales and marketing	351,409	279,825
General and administrative	211,971	106,187
Total operating expenses	563,380	386,012
INCOME FROM OPERATIONS	396,495	536,256

Other income (expense):
Interest income	8,142	10,921
Interest expense	(226,214)	(56,922)
Other expense	(11)	(44)
INCOME BEFORE INCOME TAX	178,412	490,211

Income tax expense	88,895	100,121

Net income	$89,517	$390,090

Less: net income attributable to non-controlling interest	(64,014)	(198,946)

Net income attributable to Ensign Services, Inc.	$25,503	$191,144

Net income per share attributable to Ensign Services, Inc. – basic and diluted	$0.00	$0.01

Weighted average shares outstanding for the period – basic and diluted	25,494,800	15,494,200

See accompanying notes to condensed consolidated financial statements.

ENSIGN SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$89,517	$390,090
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	99,122	14,495
Loss on disposal of property and equipment	47,736	-
Allowance for (recovery from) doubtful accounts	10,280	(4,119)
Changes in operating assets and liabilities:
Accounts receivable	(232,855)	747,625
Amounts due from related parties	(165,636)	(430,579)
Inventories	(2,220,447)	(230,855)
Prepayment and other receivable	(190,685)	(881,506)
Other non-current assets	198	(1,045)
Accounts payable, trade	(8,888)	(209,228)
Amounts due to related parties	(20,092)	2,766
Income tax payable	88,895	-
Accrued liabilities and other payable	587,898	483,508
Other long term liabilities	(6,762)	30,941
Net cash used in operating activities	(1,921,719)	(87,907)

Cash flows from investing activities:
Purchase of property and equipment	(12,428)	(35,864)
Net cash used in investing activities	(12,428)	(35,864)

Cash flows from financing activities:
Net proceeds from revolving lines of credit	237,297	-
Proceeds from long-term bank borrowings	121,239	-
Dividends paid	-	(404,421)
Repayment from (advance to) its former parent company	1,712,483	(1,948,814)
Capital contribution	17,214	2,274,221
Net cash provided by (used in) financing activities	2,088,233	(79,014)

Effect of exchange rate changes in cash and cash equivalents	(39,904)	(28,814)

NET CHANGE IN CASH AND CASH EQUIVALENTS	114,182	(231,599)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,020,151	746,465

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,134,333	$514,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$226,214	$56,922

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment contributed by its former parent company	$419,865	$29,824

See accompanying notes to condensed consolidated financial statements.

ENSIGN SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Ensign Services, Inc. Stockholders
	Comprehensive income	Common stock		Additional paid-in capital	Accumulated other comprehensive income(loss)	Reserve funds	Retained earnings	Non- controlling interest	Total equity
		No of shares	Par value

Balance as of October 1, 2009		55,900,600	$55,901	$2,050,673	$101,579	$185,016	$381,095	$2,895,300	$5,669,564

Additional capital contribution		-	-	-	-	-	-	17,214	17,214
Contribution in kind		-	-	205,735	-	-	-	214,130	419,865
Appropriation to reserve funds		-	-	-	-	28,573	(28,573)	-	-
Comprehensive income:
Net income for the period	$89,517	-	-	-	-	-	25,503	64,014	89,517
Other comprehensive (loss) income:
- Foreign currency translation adjustment	(173,730)	-	-	-	(85,128)	-	-	(88,602)	(173,730)
- Unrealized holding loss on available-for-sales securities	(611,158)	-	-	-	(299,467)	-	-	(311,691)	(611,158)
Comprehensive income	$(695,371)
Balance as of December 31, 2009		55,900,600	$55,901	$2,256,408	$(283,016)	$213,589	$378,025	$2,790,365	$5,411,272

See accompanying notes to condensed consolidated financial statements.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE-1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the consolidated balance sheet as of September 30, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2010 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2009.

NOTE-2

ORGANIZATION AND BUSINESS BACKGROUND

Ensign Services, Inc. (“Ensign” or “the Company”) was incorporated in the State of Nevada on July 13, 2005 in the former name of Ensign Medical, Inc. In December 2007, the Company further changed its current name to “Ensign Services, Inc”.

On August 13, 2009, the Company consummated the share exchange transaction with Tin Nghia Petrol Joint Stock Company and agreed to issue an aggregate of 45,900,000 shares of the Company’s common stock (the “Acquisition Shares”) to the Timex A&S’s shareholders in exchange for all of the issued and outstanding capital stock of Timex A&S. In connection with the share exchange transaction, on the Closing Date, 30,405,800 shares of the Company’s common stock and the 51% of the outstanding capital of Timex A&S, were placed into an escrow account pursuant to an escrow agreement.

This stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of Ensign whereby Timex A&S is deemed to be the accounting acquirers (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of Timex A&S, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.

Summary of subsidiary and variable interest entity:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered share capital	Effective interest held

Tin Nghia Petrol Joint Stock Company (“Timex A&S”)	Vietnam, a joint stock company	Trading of petroleum and gasoline and building materials, leasing of retail space in gas stations and yacht	VND213,437,600,000	49%

Tin Nghia Petrol Trading Company Limited (“Timex Petrol Trade”) #	Vietnam, a limited liability company	Trading of petroleum and gasoline and building materials and leasing of retail space in gas stations	VND6,000,000,000	-

# being variable interest entity (“VIE”)

Ensign and its subsidiary, as well as VIE are hereinafter referred to as “the Company”.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The Company, through its subsidiary and VIE is principally engaged in the operation and distribution of petroleum products, including petrol, lubricants, LPG gas and fuel, as well as building materials supplies among a network of 31 gas stations in domestic markets, with its principal place of business in Bien Hoa City, Dong Nai Province, Vietnam.

NOTE-3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results could differ from these estimates.

●

Basis of consolidation

The condensed consolidated financial statements reflect the consolidated operations of Ensign and its subsidiary and variable interest entity. All significant inter-company balances and transactions have been eliminated in consolidation and combination.

●

Variable interest entity (“VIE”)

In June 2009, Timex A&S entered into a Cooperative Agreement with Timex Petrol Trade for a term of 50 years. Purusant to Cooperative Agreement, the Company has evaluated the relationship between Timex A&S and Timex Petrol Trade and concluded that the Company, through Timex A&S demonstrates its ability to control Timex Petrol Trade as the primary beneficiary and Timex Petrol Trade is a VIE of the Company, in accordance with ASC Topic 810-10-5-8, “Variable Interest Entities”.

Accordingly, the Company has consolidated Timex Petrol Trade’s results of operations, assets and liabilities in the accompanying consolidated financial statements of the Company.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

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

Allowance for doubtful accounts as of December 31, 2009 and September 30, 2009 is $10,392 and $320, respectively.

●

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

As of December 31, 2009 and September 30, 2009, there is no allowance for obsolete inventories, nor have there been any write-offs.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●

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

●

Freehold lands

Freehold lands are stated at cost and not subject to amortization. The Company expects these freehold lands as capital contribution in its joint venture investment. These freehold lands were pledged as securities in connection with the outstanding long-term bank borrowings.

●

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment and freehold lands used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009.

●

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

The Company recognizes revenue from the sale of building material supplies upon delivery to the customers and the transfer of title and risk of loss, and records its revenues net of VAT. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended December 31, 2009 and 2008.

Rental income from operating leases on kiosks, gas station spaces and yacht is recognized on a straight-line basis over the lease period.

●

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

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

	Three Months ended December 31,
	2009	2008

Net income	$89,517	$390,090

Other comprehensive loss:
- Foreign currency translation adjustment	(173,730)	(199,820)
- Unrealized holding loss on available-for-sale securities	(611,158)	-

Comprehensive (loss) income	$(695,371)	$190,270

Less: comprehensive (loss) income attributable to non-controlling interest	(336,280)	97,038

Comprehensive (loss) income attributable to Ensign Services, Inc.	$(359,091)	$93,232

●

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

For the three months ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Vietnam and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities.

●

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

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Translation of amounts from VND into US$1 has been made at the following exchange rates for the respective period:

	Three Months ended December 31,
	2009	2008
Period-end rates VND:US$1 exchange rate	18,670	17,698
Average rates VND:US$1 exchange rate	18,311	17,195

●

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended December 31, 2009 and 2008, the Company operates in one principal reportable segment in Vietnam.

●

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

●

Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, amounts due from related parties, prepayment and other receivable, accounts payable, amounts due to related parties, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s revolving line of credit and long-term bank borrowings approximated its fair value based on the current market conditions for similar debt instruments. The fair values of the marketable securities are based on quoted prices in active exchange-traded or over-the-counter markets.

●

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE-4

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

In connection with the stock exchange transaction as fully described in Note 1, the Company transferred 30,405,800 shares of the Company’s common stock and the remaining 51% of the share capital of Timex A&S to an escrow agent under Escrow Agreement. The Company has the right to acquire the remaining 51% of the outstanding capital of Timex A&S (the “Subsequent Closing”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 shares of the Company’s common stock as the Subsequent Closing of the stock exchange transaction.

Proforma financial information

The following summarized pro forma results of operations for the three months ended December 31, 2009 and 2008, assume that the stock exchange transaction of 100% of the registered capital of Timex A&S in exchange for 45,900,000 shares of the Company’s common stock occurred as of October 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indications of the result of operations which actually would have resulted had the significant stock exchange occurred as of October 1, 2008.

	Three Months ended December 31,
	2009	2008

Net income attributable to holders of common stock	$89,517	$390,090

Weighted average shares outstanding – basic and diluted	55,900,600	45,900,000

Net income per share – basic and diluted	$0.00	$0.01

NOTE-5

INVENTORIES

Inventories consisted of the following:

	December 31, 2009	September 30, 2009

Petroleum products	$3,824,635	$1,592,793
Building material supplies	185,216	297,944
Total	$4,009,851	$1,890,737

For the three months ended December 31, 2009 and 2008, the Company recorded no allowance for slow-moving and obsolete inventories.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE-6

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	December 31, 2009	September 30, 2009
Investment in Dai A Bank
At original cost	$1,874,665	$1,934,664
Add: unrealized holding (loss) gain on available-for-sales securities	(187,467)	423,691
Total	$1,687,198	$2,358,355

The Company has an aggregate 3.5% equity interest in Dai A Bank acquired in March and April 2009, respectively. These marketable securities are classified as available-for-sale and are recorded at their fair market values with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification (“ASC”) Topic 820.

The following table summarizes information on the fair value measurement of the Company’s assets as of December 31, 2009:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Securities available-for-sale	$1,687,198	$1,687,198	$-	$-

Securities available-for-sale as of December 31, 2009 were valued at the closing prices reported on the Hanoi Over-The-Counter market which the security is traded. The Company has an unrealized holding loss of $611,158 for the three months ended December 31, 2009.

NOTE-7

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2009	September 30, 2009

Buildings and structures	$2,390,392	$2,019,163
Plant and machinery	661,726	663,102
Motor vehicles	951,796	939,198
Construction in progress	5,303	-
Foreign translation difference	(388,102)	(277,027)
	3,621,115	3,344,436
Less: accumulated depreciation	(2,150,565)	(2,053,546)
Foreign translation difference	219,266	158,628
Property and equipment, net	$1,689,816	$1,449,518

As of December 31, 2009, certain property and equipment with the net book value of $571,124 were pledged as securities in connection with the revolving lines of credit and long-term bank borrowings, as described in more details in Note 8 and Note 10.

Depreciation expenses for the three months ended December 31, 2009 and 2008 were $99,122 and $14,495 respectively.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE-8

REVOLVING LINES OF CREDIT, NET

		December 31, 2009	September 30, 2009

Outstanding payable to financial institutions in Vietnam:
Bank for Foreign Trade of Vietnam (“VCB”)		$6,357,638	$6,527,116
Vietnam Maritime Stock Bank (“MSB”)		5,355,363	4,995,480

Total revolving lines of credit, outstanding	(a)	11,713,001	11,522,596

Offseting with:
Short-term loan to related party	(b)	(9,480,295)	(11,263,116)

Net balance		$2,232,706	$259,480

(a)

Revolving lines of credit

In November 2009, the Company renewed the revolving line of credit facility from VCB with the maximum available balance of $6,427,424 (equivalent to VND120,000,000,000) for a term of 5 years, expiring in November 2014. The used credit facility is repayable within three months commencing from its withdrawal date. Borrowings under the credit facility bear interest up to 150% of interest rate per annum by the State Bank of Vietnam, with an allowance of government subsidy rate of 4% per annum. Weighted average effective interest rate approximated from 7% per annum, monthly payable.

Availability under the credit facility is restricted to the purchase of petroleum products to its eligible suppliers. The credit facility is fully guaranteed by Tin Nghia Company Limited, its former parent company.

In April 2009, the Company obtained a revolving line of credit facility from MSB with the maximum available balance of $5,356,186 (equivalent to VND100,000,000,000) for a term of 1 year, expiring on March 31, 2010. The Company currently intends to extend or replace the agreement at its expiry. Borrowings under the credit facility bear interest up to 150% of interest rate per annum by the State Bank of Vietnam, with an allowance of government subsidy rate of 4% per annum. Weighted average effective interest rate approximated from 7% per annum, monthly payable.

Availability under the credit facility is restricted to the purchase of petroleum products to its eligible suppliers. The credit facility is secured by its real properties of 20 gas stations with an aggregate net book value of $262,790 and also guaranteed by Tin Nghia Company Limited, its former parent company.

(b)

Short-term loan to a related party

In April 2009, the Company had made various cash advances to a related party, Tin Nghia Company Limited, its former parent company. The balance bears effective interest ranging from 10.5% to 12% per annum, unsecured and repayable within next 12 months.

During the three months ended December 31, 2009, the Company received the repayment of $1,782,821 from Tin Nghia Company Limited, its former parent company.

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

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE-9

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of the following:

	December 31, 2009	September 30, 2009

Advances from customers	$596,990	$113,007
Accrued expenses	253,365	251,492
Value-added tax payable	123,098	70,046
Other payable	63,002	39,082
	$1,036,455	$473,627

NOTE-10

LONG-TERM BANK BORROWINGS

Long-term bank borrowings consisted of the following:

	December 31, 2009	September 30, 2009
Payable to financial institutions in Vietnam, secured:

Long-term loan payable, Vietnam Maritime Stock Bank, due July 20, 2012, interest rate of 12% per annum; secured by freehold lands	$2,011,516	$2,075,894

Long-term loan payable, Dai A Bank, due September 4, 2014, secured by four trucks	235,672	120,502

Total long-term bank borrowings	$2,247,188	$2,196,396

In July 2009, the Company entered into a loan payable with Vietnam Maritime Stock Bank for a fixed principal of $2,011,516 (equivalent to VND37,555,000,000) to finance the purchase of freehold lands. Interest is monthly payable and principal is repayable in full at its maturity date.

In September 2009, the Company entered into an installment loan payable with Dai A Bank for a sum of $235,672, due September 4, 2014. During the three months ended December 31, 2009, the Company further withdrew the remaining balance of $121,239 under the loan payable. This loan was used to finance four trucks purchased by the Company. Borrowings under the installment loan payable carried interest up to 150% of annual interest rate by the State Bank of Vietnam, principal repayable bi-annually commencing from March 4, 2011. Weighted average effective interest rate approximated at 11% per annum for the three months ended December 31, 2009.

Maturities of long-term bank borrowings for each of the five years following December 31, 2009 are as follows:

Period ending December 31:
2010	$-
2011	58,918
2012	2,070,434
2013	58,918
2014	58,918

Total	$2,247,188

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE-11

STOCKHOLDERS’ EQUITY

As of December 31, 2009, the number of authorized and outstanding shares of the Company’s common stock was 74,000,000 shares and 55,900,600 shares, respectively, of which 30,405,800 shares were held in escrow.

NOTE-12

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended December 31, 2009 and 2008:

	Three Months ended December 31,
	2009	2008
Basis and diluted net income per share calculation
Net income attributable to Ensign Services, Inc.	$25,503	$191,144

Denominator:
Weighted average shares outstanding	55,900,600	45,900,000
Less: common stock held in escrow	(30,405,800)	(30,405,800)
Weighted average shares used in computing basic and diluted net income per share	25,494,800	15,494,200

Net income per share attributable to Ensign Services, Inc. – Basic and diluted	$0.00	$0.01

NOTE-13

INCOME TAXES

For the three months ended December 31, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three Months ended December 31,
	2009	2008
Tax jurisdiction from:
– Local	$(36,000)	$-
– Foreign	214,412	490,211
Income before income taxes	$178,412	$490,211

The provision for income taxes consisted of the following:

	Three Months ended December 31,
	2009	2008
Current:
– Local	$-	$-
– Foreign	88,895	100,121

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$88,895	$100,121

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company is incorporated in the United States and its subsidiary, Timex A&S and VIE, Timex Petrol Trade operate in Vietnam. The Company and its subsidiaries are subject to tax in the jurisdictions in which they operate, as follows:

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the three months ended December 31, 2009 and 2008 is as follows:

	Three Months ended December 31,
	2009	2008

Income before income taxes	$214,412	$490,211
Statutory income tax rate	25%	28%
Income taxes at statutory rate	53,603	137,259

Non-deductible items	35,292	(37,138)

Income taxes at effective rate	$88,895	$100,121

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no significant temporary differences as of December 31, 2009 and September 30, 2009, no components of deferred tax assets and liabilities have been recognized.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE-14

RELATED PARTY TRANSACTIONS

(a)

Receivable from and payable to related parties at the balance sheet date were as follows:

	December 31, 2009	September 30, 2009

Amounts due from related parties, accounts receivable:
- Nhon Trach 3 Industrial Park Company Limited	$2,778	$-
- Nhon Trach Investment Joint Stock Company	11,789	8,942
- Ong Keo Industrial Park Company Limited	709	-
- Tan Phu Service Station (branch of Tin Nghia Company Limited)	2,792	23,548
- Tin Nghia Agro-Product Trading Company Limited	262	-
- Tin Nghia Company Limited	8,104	-
- ICD Bien Hoa – Tin Nghia Logistics Company Limited	18,273	128
- Tin Nghia Construction Joint Stock Company	5,284	-
- Tin Nghia Construction Materials Company Limited	197,074	56,531
- Tin Nghia Granite Stones Company Limited	448	-
- Tin Nghia Industrial Park Development Joint Stock Company	3,016	1,748

Total amounts due from related parties	$250,529	$90,897

Amount due to related party, accounts payable:
- Tin Nghia Company Limited	$-	$20,337

Amounts due to related parties, other payable:
- Tin Nghia Company Limited	$558,074	$647,128
- Thong Nhat Real Estate Joint Stock Company	862,078	889,669

Total amounts due to related parties	$1,420,152	$1,557,134

The related parties are under common control of the Company’s director, Mr. Quach Van Duc. The balances are unsecured, non-interest bearing and repayable on demand.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b)

Significant transactions with related parties during the period were as follows:

	Three Months ended December 31,
	2009	2008
(i) Sales of goods
Tin Nghia Company Limited	$12,415	$14,749
Tin Nghia Industrial Parks Development JSC	4,802	4,461
Tin Nghia Construction Materials Company Limited	93,580	193,381
Tin Nghia Granite Company Limited	1,941	2,422
ICD Bien Hoa - Tin Nghia Logistics Company Limited	44,472	46,137
Nhon Trach Investment Joint Stock Company	32,125	21,317
Tin Nghia Construction Joint Stock Company	6,181	1,128
Thong Nhat Joint Stock Company	2,652	1,921
Tin Nghia Agro-Product Trading Company Limited	2,092	3,194
Nhon Trach 3 Industrial Park Company Limited	6,257	3,220
Tin Nghia Project Management Company Limited	943	-
Tin Khai Joint Stock Company	896	872
Tan Phu Service Station (branch of Tin Nghia Company Limited)	2,588	-
Dai A Commercial Joint Stock Bank	6,260	-
Dong Nai Container Terminal Joint Stock Company	477	-
Long Thanh Industrial Park Development Joint Stock Company	1,949	-
Ong Keo Industrial Park Company Limited	925	-
Total revenues from related parties	$220,555	$292,802

The related parties are under common control of a director of the Company, Mr. Quach Van Duc. The sales of petroleum products and building material supplies are generally transacted in an arm-length basis at the current market value.

		Three Months ended December 31,
		2009	2008
(ii) Transactions with Tin Nghia Company Limited, its former parent company
- Distribution of dividends	(1)	$-	$404,421
- Interest expense	(2)	-	44,967
- Interest income	(3)	264,108	-
- Contribution in kind	(4)	419,865	29,824

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

(3)

Short-term loan due from Tin Nghia Company Limited carries interest ranging from 10.5% to 12% per annum, unsecured and repayable within next 12 months. See Note 8(b).

(4)

During the three months ended December 31, 2009 and 2008, Tin Nghia Company Limited contributed certain property and equipment to the Company at the carrying value.

(5)

For the three months ended December 31, 2009, the Company obtained an operating right of 3 gas stations which are owned by Tin Nghia Company Limited, its former parent company on a free-rent basis. Imputed rent expense is considered insignificant.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(6)

For the three months ended December 31, 2009 and 2008, Tin Nghia Company Limited, its former parent company provides Timex A&S with the office premises at 95A Cach Mang Thang Tam, Quyet Thang Ward, Bien Hoa City, Dong Nai Province, Vietnam on a free-rent basis. Imputed rent expense is considered insignificant.

NOTE-15

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three months ended December 31, 2009, one customer represented more than 10% of the Company’s revenues. This customer accounted for 23% of revenues amounting to $6,065,324, with $135,356 of accounts receivable as of December 31, 2009.

For the three months ended December 31, 2008, one customer represented more than 10% of the Company’s revenues. This customer accounted for 22% of revenues amounting to $4,521,807, with $0 of accounts receivable as of December 31, 2008.

(b)

Major vendors

The following is a table summarizing the purchases from vendors that individually represent greater than 10% of the total purchases for the three months ended December 31, 2009 and 2008 and their outstanding balances as at period-end dates.

		Three Months ended December 31, 2009		December 31, 2009
Vendors		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$17,035,344	61%	$673,209
Vendor B		5,079,759	18%	779,381
Vendor C		3,112,987	11%	-

	Total:	$25,228,090	90%	$1,452,590

		Three Months ended December 31, 2008		December 31, 2008
Vendors		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$12,477,272	62%	$863,448
Vendor B		6,686,764	33%	514,167

	Total:	$19,164,036	95%	$1,377,615

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

Also, the Company transacts certain portion of the revenue on a cash basis. For the three months ended December 31, 2009 and 2008, cash revenue accounted 35% and 45% of the total revenue.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(d)

Interest rate risk

The Company’s interest-rate risk arises from revolving lines of credit and long-term bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2009, all revolving lines of credit and long-term bank borrowings were at variable rates. The interest rates and terms of repayment of all borrowings are disclosed in Note 8 and Note 10.

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

NOTE-16

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company leased various land areas under non-cancelable operating agreements from the Department of Natural Resource and Environment of Dong Nai Province to build its office premises, warehouses and gas stations in a term ranging from 37 to 50 years, with fixed monthly rentals, expiring between 2016 and 2056. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $2,975 and $2,975 for the three months ended December 31, 2009 and 2008.

As of December 31, 2009, future minimum rental payments due under various non-cancelable operating leases are as follows:

Period ending December 31:
2010	$11,900
2011	11,900
2012	11,900
2013	11,900
2014	11,900
Thereafter	405,681

Total	$465,181

(b)

Investment commitment

On July 10, 2009, the Company, though its subsidiary, Timex A&S entered into the Joint Venture Agreement (the “Agreement”) among Tin Nghia Industrial Park Development Joint Stock Company, a related company and Dai A Real Estate Joint Stock Company. Pursuant to the Agreement, three parties agreed to establish a new company namely Thong Nhat Real Estate Joint Stock Company (“Thong Nhat”) and to engage in the development of real estate in Dong Nai Province, Vietnam. The total registered share capital of Thong Nhat is estimated $4,128,820 (approximately VND70,000,000,000) of which 53.65% will be contributed by Timex A&S in the form of freehold lands.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(c)

Capital commitment

During the three months ended December 31, 2009, the Company’s subsidiary, Timex A&S entered into several agreements with a number of contractors amounting to $106,213 to construct 3 new gas stations in Dong Nai Province, Vietnam. This construction project is expected to commence upon the receipt of building approval from the local government. The total estimated construction cost is approximately $470,000. For the three months ended December 31, 2009, the Company incurred approximately $5,303 and recorded as construction in progress. Hence the aggregate contingent payments associated with the future construction work under the agreements are approximately $100,910 as of December 31, 2009.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.  We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

On August 13, 2009, pursuant to and upon the initial closing of the Share Exchange Agreement, as amended by Amendment No. 1 dated as of August 6, 2009 (the “Amendment”) to the Share Exchange (as so amended, the “Share Exchange Agreement”), Ensign issued 15,494,200 of the Acquisition Shares to the Timex A&S Shareholders, and the parties agreed to transfer 49% of the outstanding shares of Timex A&S’s common stock from the Timex A&S Shareholders to the Company (the “Initial Acquisition”). In addition, the parties agreed that the remaining 30,405,800 Acquisition Shares, and the remaining 51% of the outstanding shares of Timex A&S will be placed into an escrow account established pursuant to an escrow agreement entered into in connection with the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, following the closing, the Company shall have the right to acquire the remaining 51% of the outstanding shares of Timex A&S (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 Acquisition Shares. The closing of the Subsequent Acquisition is subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Timex A&S.

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

Results of Operations – Three Months Ended December 31, 2009 and 2008

The following notes highlight various segments of the financial statements from the Company and its subsidiary and variable interest entity (“VIE”) that the Company wishes to detail.

Revenue

Net revenue from third parties increased from $20,562,715 for the three months ended December 31, 2008 to $26,656,519 for the comparable period in 2009. The increase was primary attributable to the increase in fuel price and sales volume. The fuel price increased from an average of $0.76/litre to $0.86/litre, creating more revenue from end users of the Company.  The sales volume increased substantially from 29,990,947 liters to 34,721,586 liters for the three months ended December 31, 2009, an increase of 15.8%.  Gross profit from third parties therefore increased from $903,153 to $939,417 due to the aforementioned price and sales volume increases.

Total gross profit for the three months ended December 31, 2009 was $959,875 as compared to $922,268 for the same period in 2008, an increase of $37,607 or 4.1%.  Net income decreased from $390,090 for the three months ended December 31, 2008 to $89,517 for the comparable period in 2009, a decrease of $300,573 or 77.1%, due to increases in operating and financial expenses.  Starting from 2009, the Company obtained external borrowings to finance its working capital, therefore more financial expenses will be incurred. As of December 31, 2009, the Company made revolving lines of credit with Bank of Foreign Trade of Vietnam (“VCB”) and Vietnam Maritime Stock Bank (“MSB”) in an aggregate of approximately $11.7 million.

Cost of Revenue

The cost of revenue from third parties increased from $19,659,562 for the three months ended December 31, 2008 to $25,717,102 for the comparable period in 2009, an increase of $6,057,540 or 30.8%.  The increase was mainly due to an increase in the average price the Company paid to its suppliers for the purchase of gasoline.  The average price the Company paid for fuel increase from $0.65/liter in 2008 to $0.75/liter in 2009.

Sales and Marketing Expenses

Sales and marketing expenses increased from $279,825 for the three months ended December 31, 2008 to $351,409 for the comparable period in 2009, an increase of $71,584 or 25.6%, due to the 2009 annual bonus to employees.

General and Administrative Expenses

Administrative expenses increased from $106,187 for the three months ended December 31, 2008 to $211,971 for the comparable period in 2009, an increase of $105,784 or 99.6%. The increase was primarily due to the increase in salaries, 2009 annual bonus to employees, depreciation of oil-tank trucks, and legal and professional expenses incurred for this quarter review.

Interest Income and Expenses

Interest expense increased significantly from $56,922 for the three months ended December 31, 2008 to $226,214 for the comparable period in 2009, an increase of $169,292 or 297.4%.  This was mainly due to interest charged for the revolving lines of credit and long-term bank borrowings from VCB, MSB, and Dai A Bank.

Liquidity and Capital Resources

Cash and Cash Equivalent

Cash and cash equivalents increased from $1,020,151 at the beginning of the three months ended December 31, 2009 to $1,134,333 by the end of the period.  The main reason for the increase was because the Company received several key customers’ advance payments during the three months ended December 31, 2009.

Operating Activities

The net cash used in operating activities for the three months ended December 31, 2009 was $1,921,719 as compared to $87,907 for the comparable period in 2008, an increase of $1,833,812 or 2,086.1%. The increase was primary attributable from the changes in inventories, accounts receivable, amount due from related parties, and accrued liabilities and other payables.

Inventories increased from $1,890,737 as of September 30, 2009 to $4,009,851 as of December 31, 2009.  The increase was because the Company has forecasted the fuel price charge to end users is going to increase in January 2010, therefore the Company stock up its inventory of petroleum for resale.  In addition, inventories increased accordingly with the increase in the average price of gasoline in Vietnam for the three months ended December 31, 2009 as compared to September 30, 2009.

Accounts receivable increased from $2,287,980 as of September 30, 2009 to $2,435,320 as of December 31, 2009. The main reason for the increase was because there is an increase in sales volumes and increase in sale prices.

Amounts due from related parties increased from $90,897 as of September 30, 2009 to $250,529 as of December 31, 2009. The reason is because of a significant increase in sale of gasoline and building materials to Tin Nghia Construction Material Company Limited, Nhon Trach Investment Joint Stock Company, and ICD Bien Hoa – Tin Nghia Logistics Company Limited.

Accrued liabilities and other payable increased from $473,627 as of September 30, 2009 to $1,036,455 as of December 31, 2009. The increase is primary attributable to the Company received advance payments from several key customers during the three months ended December 31, 2009 and the accrual of legal and professional fee incurred for this quarter review.

Financing Activities

The net cash provided by financing activities for the three months ended December 31, 2009 was $2,088,233 as compared to the net cash used in financing activities of $79,014 for the comparable period in 2008, an increase of $2,167,247 or 2,742.9%. During the three months ended December 31, 2008, the Company received a capital contribution of $2,274,221 from its former parent, Tin Nghia Company Limited. However, in the very same period, the Company made repayment to its former parent, Tin Nghia Company Limited of $1,948,814.

During the three months ended December 31, 2009, the Company received the repayment of $1,782,821 from Tin Nghia Company Limited. This was a partial repayment of the short-term loan to Tin Nghia Company Limited with interest ranging from 10.5% to 12% per annum and repayable within the next 12 months.

During the same period, the Company further withdrew from the long-term bank borrowings from Dai A Bank amounted to $121,239. This loan is due on September 4, 2014 and used to finance four trucks purchased by the Company. The loan is repayable in 8 installments of $23,000 including interest at 10.5% per annum, bi-annually payable commencing from March 4, 2011.

Critical Accounting Policies

●

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

The Company recognizes revenue from the sale of building material supplies upon delivery to the customers and the transfer of title and risk of loss, and records its revenues net of VAT. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended December 31, 2009 and 2008.

Rental income from operating leases on kiosks, gas station spaces and yacht is recognized on a straight-line basis over the lease period.

●

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

●

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

●

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment and freehold lands used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009 and September 30, 2009.

●

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

None.

ITEM 1A. Risk factors

There are no material changes from the risk factors previously disclosed in our Form I0-K for the year ended September 30, 2009 initially filed with the SEC on January 13, 2010and further amended on January 22, 2010.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of the Security Holders

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSIGN SERVICES, INC.

February 22, 2010	By:	/s/ Quach Van Duc

Chairman & President (Principal Executive Officer and Principal Financial and Accounting Officer)