Form 10-Q
period 2010-03-31
ENSIGN SERVICES, INC.
filed 2010-06-24
CIK 1421323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

There were 55,900,600 shares of the registrant's common stock, par value $0.001, outstanding as of June 23, 2010.

ENSIGN SERVICES, INC.

TABLE OF CONTENTS

PART I. Financial Information

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ENSIGN SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$886,322	$1,020,151
Accounts receivable, net	2,314,512	2,287,980
Amounts due from related parties	126,032	90,897
Inventories	3,461,242	1,890,737
Prepayment and other receivable	539,644	122,930

Total current assets	7,327,752	5,412,695

Non-current assets:
Marketable securities, available-for-sale	1,905,231	2,358,355
Property and equipment, net	1,623,498	1,449,518
Freehold lands	2,781,378	2,965,563
Other non-current assets	27,303	23,066
TOTAL ASSETS	$13,665,162	$12,209,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,424,478	$1,792,343
Revolving lines of credit, net	2,841,765	259,480
Long-term bank borrowings, current portion	57,027	-
Amounts due to related parties	1,236,773	1,557,134
Income tax payable	350,902	235,567
Accrued liabilities and other payable	499,178	473,627

Total current liabilities	6,410,123	4,318,151

Long-term liabilities:
Long-term bank borrowings	2,118,047	2,196,396
Other long-term liabilities	41,027	25,086

Total liabilities	8,569,197	6,539,633

Commitments and contingencies

Ensign Services, Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2010 and September 30, 2009	-	-
Common stock, $0.001 par value; 74,000,000 shares authorized; 55,900,600 shares issued and outstanding as of March 31, 2010 and September 30, 2009	55,901	55,901
Additional paid-in capital	2,256,408	2,050,673
Accumulated other comprehensive (loss) income	(232,191)	101,579
Reserve funds	223,625	185,016
Retained earnings	420,169	381,095
Total Ensign Services, Inc. stockholders’ equity	2,723,912	2,774,264
Non-controlling interest	2,372,053	2,895,300
Total equity	5,095,965	5,669,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,665,162	$12,209,197

See accompanying notes to condensed consolidated financial statements.

ENSIGN SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
REVENUES, NET:
Net revenue from third parties	$22,020,123	$15,704,502	$48,676,642	$36,267,217
Net revenue from related parties	222,399	73,684	442,954	366,486

Total revenues, net	22,242,522	15,778,186	49,119,596	36,633,703

COST OF REVENUE:
Cost of revenue from third parties	21,106,077	14,888,036	46,823,179	34,547,598
Cost of revenue from related parties	207,195	69,469	407,292	343,156

Total cost of revenue	21,313,272	14,957,505	47,230,471	34,890,754
GROSS PROFIT	929,250	820,681	1,889,125	1,742,949

Operating expenses:
Sales and marketing	372,236	320,605	723,645	600,430
General and administrative	169,336	119,908	381,307	226,095
Total operating expenses	541,572	440,513	1,104,952	826,525
INCOME FROM OPERATIONS	387,678	380,168	784,173	916,424

Other income (expense):
Interest income	212,048	4,066	220,190	14,987
Interest expense	(430,922)	(23,632)	(657,136)	(80,554)
Other expense	-	(14)	(11)	(58)
INCOME BEFORE INCOME TAX	168,804	360,588	347,216	850,799

Income tax expense	(43,578)	(67,019)	(132,473)	(167,140)

Net income	$125,226	$293,569	$214,743	$683,659

Less: net income attributable to non-controlling interest	(73,046)	(149,720)	(137,060)	(348,666)

Net income attributable to Ensign Services, Inc.	$52,180	$143,849	$77,683	$334,993

Net income per share attributable to Ensign Services, Inc. – basic and diluted	$0.00	$0.01	$0.00	$0.02

Weighted average shares outstanding for the period – basic and diluted	25,494,800	15,494,200	25,494,800	15,494,200

See accompanying notes to condensed consolidated financial statements.

ENSIGN SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$214,743	$683,659
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	118,296	81,162
Loss on disposal of property and equipment	46,945	-
Deferred tax expense	-	2,416
Allowance for (recovery of) doubtful accounts	10,109	(4,056)
Changes in operating assets and liabilities:
Accounts receivable	(184,806)	258,407
Amounts due from related parties	(42,246)	(91,349)
Inventories	(1,748,626)	(374,924)
Prepayment and other receivable	(439,607)	(1,038,392)
Other non-current assets	(5,873)	(2,295)
Accounts payable, trade	(265,770)	(2,671)
Amounts due to related parties	(18,280)	19,040
Income tax payable	134,638	68,073
Accrued liabilities and other payable	54,521	96,980
Other long term liabilities	18,128	29,249
Net cash used in operating activities	(2,107,828)	(274,701)

Cash flows from investing activities:
Purchase of property and equipment	(25,832)	(55,358)
Net cash used in investing activities	(25,832)	(55,358)

Cash flows from financing activities:
Net repayment of revolving lines of credit	(1,394,902)	-
Proceeds from long-term bank borrowings	119,230	-
Dividends paid	(535,280)	(404,421)
Repayment from its former parent company	4,086,731	209,076
Repayment to related parties	(213,411)	(1,959,328)
Capital contribution	8,232	2,268,928
Net cash provided by financing activities	2,070,600	114,255

Effect of exchange rate changes in cash and cash equivalents	(70,769)	(50,701)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(133,829)	(266,505)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,020,151	746,464

CASH AND CASH EQUIVALENTS, END OF PERIOD	$886,322	$479,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$657,136	$80,058

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment contributed by its former parent company	$419,865	$29,369
Acquisition of marketable securities	$-	$1,250,261

See accompanying notes to condensed consolidated financial statements.

ENSIGN SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Ensign Services, Inc. Stockholders
	Comprehensive loss	Common stock		Additional paid-in capital	Accumulated other comprehensive income(loss)	Reserve funds	Retained earnings	Non-controlling interest	Total equity
		No of shares	Par value

Balance as of October 1, 2009		55,900,600	$55,901	$2,050,673	$101,579	$185,016	$381,095	$2,895,300	$5,669,564

Additional capital contribution		-	-	-	-	-	-	8,232	8,232
Contribution in kind		-	-	205,735	-	-	-	214,130	419,865
Appropriation to reserve funds		-	-	-	-	38,609	(38,609)	-	-
Distribution of dividends		-	-	-	-	-	-	(535,280)	(535,280)
Comprehensive loss:
Net income for the period	$214,743	-	-	-	-	-	77,683	137,060	214,743
Other comprehensive loss:
- Foreign currency translation adjustment	(348,194)	-	-	-	(170,616)	-	-	(177,578)	(348,194)
- Unrealized holding loss on available-for-sales securities	(332,965)	-	-	-	(163,154)	-	-	(169,811)	(332,965)
Comprehensive loss	$(466,416)
Balance as of March 31, 2010		55,900,600	$55,901	$2,256,408	$(232,191)	$223,625	$420,169	$2,372,053	$5,095,965

See accompanying notes to condensed consolidated financial statements.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the consolidated balance sheet as of September 30, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2010 or for any future periods.

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

On August 13, 2009, the Company consummated the share exchange transaction with Tin Nghia Petrol Joint Stock Company (“Timex A&S”) and agreed to issue an aggregate of 45,900,000 shares of the Company’s common stock (the “Acquisition Shares”) to the Timex A&S’s shareholders in exchange for all of the issued and outstanding capital stock of Timex A&S. In connection with the share exchange transaction, on the Closing Date, 30,405,800 shares of the Company’s common stock and the 51% of the outstanding capital of Timex A&S, were placed into an escrow account pursuant to an escrow agreement.

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

# being variable interest entity (“VIE”)

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Allowance for doubtful accounts as of March 31, 2010 and September 30, 2009 is $10,059 and $320, respectively.

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

As of March 31, 2010 and September 30, 2009, there is no allowance for obsolete inventories, nor have there been any write-offs.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

As of March 31, 2010, certain property and equipment with the net book value of $512,976 were pledged as securities in connection with the revolving lines of credit and long-term bank borrowings, as described in more details in Note 8 and Note 9.

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $98,613 and $66,889, respectively.

Depreciation expenses for the six months ended March 31, 2010 and 2009 were $118,296 and $81,162, respectively.

●

Freehold lands

Freehold lands are stated at cost and not subject to amortization. The Company expects these freehold lands as capital contribution in its joint venture investment. These freehold lands were pledged as securities in connection with the outstanding long-term bank borrowings.

●

Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment and freehold lands used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010.

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

The Company recognizes revenue from the sale of building material supplies upon delivery to the customers and the transfer of title and risk of loss, and records its revenues net of VAT. The Company experienced no product returns and has recorded no reserve for sales returns for the three and six months ended March 31, 2010 and 2009.

Rental income from operating leases on kiosks, gas station spaces and yacht is recognized on a straight-line basis over the lease period.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

	Six months ended March 31,
	2010	2009

Net income	$214,743	$683,659

Other comprehensive loss:
- Foreign currency translation adjustment	(348,194)	(278,954)
- Unrealized holding loss on available-for-sale securities	(332,965)	-

Comprehensive loss	$(466,416)	$(404,705)

Less: comprehensive loss attributable to non-controlling interest	(210,329)	(206,400)

Comprehensive loss attributable to Ensign Services, Inc.	$(256,087)	$(198,305)

●

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the three and six months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Vietnam and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities.

●

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reporting currency of the Company is United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary and VIE operating in Vietnam maintain the books and record in a local currency, Vietnamese Dong ("VND"), which is functional currency as being the primary currency of the economic environment in which the operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from VND into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2010	March 31, 2009
Period-end VND:US$1 exchange rate	19,289	18,078
Period average VND:US$1 exchange rate	18,620	17,464

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

●

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended March 31, 2010 and 2009, the Company operates in one principal reportable segment in Vietnam.

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

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but do not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

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

In connection with the stock exchange transaction as fully described in Note 2, the Company transferred 30,405,800 shares of the Company’s common stock and the remaining 51% of the share capital of Timex A&S to an escrow agent under Escrow Agreement. The Company has the right to acquire the remaining 51% of the outstanding capital of Timex A&S (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 shares of the Company’s common stock as the Subsequent Closing of the stock exchange transaction.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Proforma financial information

The following summarized pro forma results of operations for the six months ended March 31, 2010 and 2009, assume that the stock exchange transaction of 100% of the registered capital of Timex A&S in exchange for 45,900,000 shares of the Company’s common stock occurred as of October 1, 2006. These pro forma results have been prepared for comparative purposes only and do not purport to be indications of the result of operations which actually would have resulted had the significant stock exchange occurred as of October 1, 2006.

	Six months ended March 31,
	2010	2009

Net income attributable to holders of common stock	$214,743	$683,659

Weighted average shares outstanding – basic and diluted	55,900,600	45,900,000

Net income per share – basic and diluted	$0.00	$0.01

NOTE-5

INVENTORIES

Inventories consisted of the following:

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)

Petroleum products	$3,273,538	$1,592,793
Building material supplies	187,704	297,944
Total	$3,461,242	$1,890,737

For the three and six months ended March 31, 2010 and 2009, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE-6

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)

Investment in Dai A Bank
At original cost	$1,814,506	$1,934,664
Add: unrealized holding gain on available-for-sales securities	90,725	423,691
Total	$1,905,231	$2,358,355

In March 2009, the Company acquired 2,183,479 shares of Great Asia Commercial Joint Stock Bank (“Dai A Bank”) for an equity interest of 2.3%. In April 2009, the Company acquired further 1,316,521 shares of Dai A Bank and the aggregate equity interest was increased to 3.5%. The total purchase price consideration of $1,874,665 (equivalent to VND 35,000,000,000) was paid by Tin Nghia Company Limited, its former parent company, on behalf of the Company.

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

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC Topic 820.

The following table summarizes information on the fair value measurement of the Company’s assets as of March 31, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Securities available-for-sale	$1,905,231	$1,905,231	$-	$-

Securities available-for-sale as of March 31, 2010 were valued at the closing prices reported on the Hanoi Over-The-Counter market which the security is traded. The Company has an unrealized holding loss of $332,965 for the six months ended March 31, 2010.

NOTE-7

REVOLVING LINES OF CREDIT, NET

		March 31, 2010	September 30, 2009
		(Unaudited)	(Audited)

Outstanding payable to financial institutions in Vietnam:
Bank for Foreign Trade of Vietnam (“VCB”)		$4,448,412	$6,527,116
Vietnam Maritime Stock Bank (“MSB”)		5,012,051	4,995,480

Total revolving lines of credit, outstanding	(a)	9,460,463	11,522,596

Offseting with:
Short-term loan to related party	(b)	(6,618,698)	(11,263,116)

Net balance		$2,841,765	$259,480

(a)

Revolving lines of credit

In November 2009, the Company renewed the revolving line of credit facility from VCB with the maximum available balance of $6,221,162 (equivalent to VND120,000,000,000) for a term of 5 years, expiring in November 2014. The used credit facility is repayable within three and six months commencing from its withdrawal date. Borrowings under the credit facility bear interest up to 150% of interest rate per annum by the State Bank of Vietnam, with an allowance of government subsidy rate of 4% per annum. Starting from January 1, 2010, the Company is no longer entitled to allowance of government subsidy. Weighted average effective interest rate approximated from 10% per annum, monthly payable.

Availability under the credit facility is restricted to the purchase of petroleum products to its eligible suppliers. The credit facility is fully guaranteed by Tin Nghia Company Limited, its former parent company.

In April 2009, the Company obtained a revolving line of credit facility from MSB with the maximum available balance of $5,184,302 (equivalent to VND100,000,000,000) for a term of 1 year, expiring on March 31, 2010. Borrowings under the credit facility bear interest up to 150% of interest rate per annum by the State Bank of Vietnam, with an allowance of government subsidy rate of 4% per annum. Starting from January 1, 2010, the Company is no longer entitled to allowance of government subsidy. Weighted average effective interest rate approximated from 10% per annum, monthly payable. Subsequently in May 2010, the Company has fully repaid the outstanding balance.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Availability under the credit facility is restricted to the purchase of petroleum products to its eligible suppliers. The credit facility is secured by its real properties of 20 gas stations with an aggregate net book value of $227,513 and also guaranteed by Tin Nghia Company Limited, its former parent company.

(b)

Short-term loan to a related party

In April 2009, the Company had made various cash advances to a related party, Tin Nghia Company Limited, its former parent company. The balance bears effective interest ranging from 10.5% to 12% per annum, unsecured and repayable within next 12 months..

On March 31, 2010, the Company has extended the repayment terms with Tin Nghia Company Limited whereas the outstanding balance of $6,618,698 (equivalent to VND127,668,061,383) will be repayable on or before June 30, 2010.

During the three and six months ended March 31, 2010, the Company received the repayment of $2,861,597 and $4,644,418, respectively, from Tin Nghia Company Limited.

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

NOTE-8

LONG-TERM BANK BORROWINGS

Long-term bank borrowings consisted of the following:

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)
Payable to financial institutions in Vietnam, secured:

Long-term loan payable, Vietnam Maritime Stock Bank, due July 20, 2012, interest rate of 12% per annum; secured by freehold lands	$1,946,965	$2,075,894

Long-term loan payable, Dai A Bank, due September 4, 2014, secured by four trucks	228,109	120,502
	2,175,074	2,196,396
Less: current portion	(57,027)	-
Long-term bank borrowings, net of current portion	$2,118,047	$2,196,396

In July 2009, the Company entered into a loan payable with Vietnam Maritime Stock Bank for a fixed principal of $1,946,965 (equivalent to VND37,555,000,000) to finance the purchase of freehold lands. Interest is monthly payable and principal is repayable in full at its maturity date.

In September and October 2009, the Company entered into an installment loan payable with Dai A Bank for $113,018 and $115,091, respectively, due September 4, 2014. This loan was used to finance four trucks purchased by the Company. Borrowings under the credit facility bear interest up to 150% of interest rate per annum by the State Bank of Vietnam, bi-annually payable, commencing from March 4, 2011. Weighted average effective interest rate approximated at 11% per annum for the three and six months ended March 31, 2010.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Maturities of long-term bank borrowings for each of the four years following March 31, 2010 are as follows:

Year ending March 31:
2011	$57,027
2012	2,003,993
2013	57,027
2014	57,027

Total:	$2,175,074

NOTE-9

STOCKHOLDERS’ EQUITY

As of March 31, 2010, the number of authorized and outstanding shares of the Company’s common stock was 74,000,000 shares and 55,900,600 shares, respectively, in which 30,405,800 shares were held in escrow.

NOTE-10

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

The following table sets forth the computation of basic and diluted net income per share for the six months ended March 31, 2010 and 2009:

	Six months ended March 31,
	2010	2009
Basis and diluted net income per share calculation
Net income attributable to Ensign Services, Inc.	$77,683	$334,993

Denominator:
Weighted average shares outstanding	55,900,600	45,900,000
Less: common stock held in escrow	(30,405,800)	(30,405,800)
Weighted average shares used in computing basic and diluted net income per share	25,494,800	15,494,200

Net income per share attributable to Ensign Services, Inc. – Basic and diluted	$0.00	$0.02

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE-11

INCOME TAXES

For the six months ended March 31, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Six months ended March 31,
	2010	2009
Tax jurisdiction from:
– Local	$(54,000)	$-
– Foreign	401,216	850,799
Income before income taxes	$347,216	$850,799

The provision for income taxes consisted of the following:

	Six months ended March 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	132,473	167,140

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$132,473	$167,140

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

Socialist Republic of Vietnam

The Company’s subsidiary and VIE, Timex A&S and Timex Petrol Trade are subject to the Law on Corporate Income Tax of the Socialist Republic of Vietnam at the statutory rate of 25% on the assessable income for the periods presented.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the six months ended March 31, 2010 and 2009 is as follows:

	Six months ended March 31,
	2010	2009

Income before income taxes	$401,216	$850,799
Statutory income tax rate	25%	25%
Income taxes at statutory rate	100,304	212,700

Non-deductible items	32,169	(45,560)

Income taxes at effective rate	$132,473	$167,140

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no significant temporary differences as of March 31, 2010 and September 30, 2009, no components of deferred tax assets and liabilities have been recognized.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE-12

RELATED PARTY TRANSACTIONS

(a)

Receivable from and payable to related parties at the balance sheet date were as follows:

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)

Amounts due from related parties, accounts receivable:
- Nhon Trach 3 Industrial Park Company Limited	$3,694	$-
- Nhon Trach Investment Joint Stock Company	5,973	8,942
- Ong Keo Industrial Park Company Limited	692	-
- Tan Phu Service Station (branch of Tin Nghia Company Limited)	1,532	23,548
- Tin Nghia Company Limited	8,285	-
- ICD Bien Hoa – Tin Nghia Logistics Company Limited	18,343	128
- Tin Nghia Construction Joint Stock Company	8,284	-
- Tin Nghia Construction Materials Company Limited	68,926	56,531
- Tin Nghia Granite Stones Company Limited	543	-
- Thong Nhat Joint Stock Company	1,113	-
- Cau Kien Be Tong Dong Sai Gon Joint Stock Company	719	-
- Long Thanh Industrial Park Development Joint Stock Company	791	-
- Tin Khai Joint Stock Company	369	-
- Dai A Commercial Joint Stock Bank	2,033	-
- Dong Nai Container Terminal Joint Stock Company	144	-
- Tin Nghia Industrial Park Development Joint Stock Company	4,591	1,748

Total amounts due from related parties	$126,032	$90,897

Amount due to related party, accounts payable:
- Tin Nghia Design and Construction Consulting Joint Stock Company	$513	$-
- Quang Trung Gas Station	263	-
- Tin Nghia Company Limited	652	20,337
	1,428	20,337

Amounts due to related parties, other payable:
- Tin Nghia Company Limited	$400,932	$647,128
- Thong Nhat Real Estate Joint Stock Company	834,413	889,669

Total amounts due to related parties	$1,236,773	$1,557,134

The related parties are under common control of the Company’s director, Mr. Quach Van Duc. The balances are unsecured, non-interest bearing and repayable on demand.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)

Significant transactions with related parties during the period were as follows:

	Six months ended March 31,
	2010	2009
(i) Sales of goods
Tin Nghia Company Limited	$24,215	$14,749
Tin Nghia Industrial Parks Development JSC	12,381	6,884
Tin Nghia Construction Materials Company Limited	193,670	262,539
Tin Nghia Granite Company Limited	4,002	2,699
ICD Bien Hoa - Tin Nghia Logistics Company Limited	91,753	46,137
Nhon Trach Investment Joint Stock Company	39,135	21,317
Tin Nghia Construction Joint Stock Company	15,596	1,128
Thong Nhat Joint Stock Company	5,396	1,921
Tin Nghia Agro-Product Trading Company Limited	4,321	3,194
Nhon Trach 3 Industrial Park Company Limited	14,833	3,220
Tin Nghia Project Management Company Limited	2,054	-
Tin Khai Joint Stock Company	1,864	872
Tan Phu Service Station (branch of Tin Nghia Company Limited)	4,007	-
Dai A Commercial Joint Stock Bank	20,391	1,826
Dong Nai Container Terminal Joint Stock Company	895	-
Long Thanh Industrial Park Development Joint Stock Company	3,792	-
Cau Kien Be Tong Dong Sai Gon Joint Stock Company	1,654	-
Ong Keo Industrial Park Company Limited	2,995	-
Total revenues from related parties	$442,954	$366,486

The related parties are under common control of a director of the Company, Mr. Quach Van Duc. The sales of petroleum products and building material supplies are generally transacted in an arm-length basis at the current market value.

		Six months ended March 31,
		2010	2009
(ii) Transactions with Tin Nghia Company Limited, its former parent company
- Distribution of dividends	(1)	$535,280	$404,421
- Interest expense	(2)	-	123,779
- Interest income	(3)	202,960	-
- Contribution in kind	(4)	419,865	29,369

(1)

On January 14, 2010, the Board of Directors of Timex A&S approved the advance payment of fiscal year 2009 dividends to each of the shareholders of Timex A&S except for Ensign. On April 2, 2010, the shareholders of Timex A&S at an annual meeting approved the dividend payments to each of the shareholders of Timex A&S except for Ensign. On March 31, 2010, an aggregate of $535,280 (equivalent to VND10,134,973,058) was paid to the shareholders of Timex A & S except for Ensign.

The decision to provide for and approve dividends to all of Timex A&S’ shareholders except for Ensign was based on several factors, including the fact that if a dividend payment is made to Ensign and the funds then used for the purpose of furthering the business of Timex A&S (as would be contemplated), such funds would either be required to be treated as an interest bearing loan or contribution of capital from Ensign to Timex A&S, the net effects of which would be as follows:

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•

a capital contribution would require Timex A&S to issue additional shares of its stock to Ensign in exchange for such capital contribution, which additional issuance of shares of Timex A&S to Ensign would result in Ensign owning in excess of 49% of the outstanding capital stock of Timex A&S which would violate existing applicable Vietnamese foreign ownership limitations; or

•

a more-than-one-year loan from Ensign to Timex A&S would be treated as a “foreign loan,” which shall be subject to an approval of the State Bank of Vietnam whose the approval is not certain;

•

Vietnamese law requires that the dividends are paid in Vietnam Dong, which would result in Ensign incurring expenses in connection with the conversion of any dividends it may have received into US Dollar; and

•

such actions would subject the funds to additional taxation in multiple jurisdictions.

For the six months ended March 31, 2009, Timex A&S (the Predecessor), being an operating branch of its former parent company, is required to repatriate its retained earnings in the form of cash dividends to its parent company in accordance with the Decision No. 509-QD/TU until the fiscal tax period ended December 31, 2008.

Timex A&S has paid approximately $466,435 (equivalent to VND 8,544,476,312) to maintain the public status of the Company, which include, but are not limited to, expenses for maintaining the daily operation of Ensign and all expenses incurred by its officers and directors, expenses in relation to services provided by legal counsel, auditors and other service suppliers in the United States. Timex A&S expects to be reimbursed these expenses at such as Ensign has sufficient capital, received either from the payment of dividends by Timex A&S or through fund raising activities, whichever occurs first.

(2)

Other payable due to Tin Nghia Company Limited carries interest ranging from 10.2% to 21.6% per annum, unsecured and repayable on demand.

(3)

Short-term loan due from Tin Nghia Company Limited carries interest ranging from 10.5% to 12% per annum, unsecured and repayable within next 12 months. See Note 8(b).

(4)

During the six months ended March 31, 2010 and 2009, Tin Nghia Company Limited contributed certain property and equipment to the Company at the carrying value.

(5)

For the six months ended March 31, 2010, the Company obtained an operating right of 3 gas stations which are owned by Tin Nghia Company Limited, its former parent company in a free-rent basis. Imputed rent expense is considered insignificant.

(6)

For the six months ended March 31, 2010 and 2009, Tin Nghia Company Limited, its former parent company provides Timex A&S with the office premises at 95A Cach Mang Thang Tam, Quyet Thang Ward, Bien Hoa City, Dong Nai Province, Vietnam on a free-rent basis. Imputed rent expense is considered insignificant.

NOTE-13

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three months ended March 31, 2010 and 2009, no customer represented more than 10% of the Company’s revenues.

For the six months ended March 31, 2010, one customer represented more than 10% of the Company’s revenues. This customer accounted for 15% of total revenues amounting to $7,189,086, with $109,928 of accounts receivable as of March 31, 2010.

For the six months ended March 31, 2009, one customer represented more than 10% of the Company’s revenues. This customer accounted for 12% of total revenues amounting to $4,452,934, with $0 of accounts receivable as of March 31, 2009.

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)

Major vendors

The following is a table summarizing the purchases of petroleum products from vendors that individually represents greater than 10% of the total purchases for the three and six months ended March 31, 2010 and 2009 and their outstanding balances as at period-end dates.

		Three months ended March 31, 2010		March 31, 2010
Vendors		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$10,196,664	59%	$939,735
Vendor B		4,039,832	23%	-

	Total:	$14,236,496	82%	$939,735

		Three months ended March 31, 2009		March 31, 2009
Vendors		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$9,660,022	59%	$514,167
Vendor B		5,225,158	32%	863,448

	Total:	$14,885,180	91%	$1,377,615

		Six months ended March 31, 2010		March 31, 2010
Vendors		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$28,982,663	60%	$939,735
Vendor B		9,658,469	21%	-

	Total:	$38,641,132	81%	$939,735

		Six months ended March 31, 2009		March 31, 2009
Vendors		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$23,464,609	61%	$514,167
Vendor B		12,624,009	33%	863,448

	Total:	$36,088,618	94%	$1,377,615

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

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Also, the Company transacts certain portion of the revenue on a cash basis. For the three months ended March 31, 2010 and 2009, cash revenue accounted 31% and 44% of the total revenue. For the six months ended March 31, 2010 and 2009, cash revenue accounted 33% and 45% of the total revenue.

(d)

Interest rate risk

The Company’s interest-rate risk arises from revolving lines of credit and long-term bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2010, all revolving lines of credit and long-term bank borrowings were at variable rates. The interest rates and terms of repayment of all borrowings are disclosed in Note 7 and 8.

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

NOTE-14

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company leased various land areas under non-cancelable operating agreements from the Department of Natural Resource and Environment of Dong Nai Province to build its office premises, warehouses and gas stations in a term ranging from 37 to 50 years, with fixed monthly rentals, expiring between 2016 and 2056. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $5,950 and $5,950 for the six months ended March 31, 2010 and 2009.

As of March 31, 2010, future minimum rental payments due under various non-cancelable operating leases in the next five years and thereafter are as follows:

Year ending March 31:
2011	$11,370
2012	11,370
2013	11,370
2014	11,370
2015	11,370
Thereafter	371,655

Total	$428,505

ENSIGN SERVICES, INC.

NOTES TO CONDENSED CONDOLIFDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)

Investment commitment

On July 10, 2009, the Company, through its subsidiary, Timex A&S entered into the Joint Venture Agreement (the “Agreement”) among Tin Nghia Industrial Park Development Joint Stock Company, a related company and Dai A Real Estate Joint Stock Company. Pursuant to the Agreement, three parties agreed to establish a new company namely Thong Nhat Real Estate Joint Stock Company (“Thong Nhat”) and to engage in the development of real estate in Dong Nai Province, Vietnam. The total registered share capital of Thong Nhat is estimated $3,629,011 (approximately VND 70,000,000,000) of which 53.65% will be contributed by Timex A&S in the form of freehold lands.

(c)

Capital commitment

During the six months ended March 31, 2010, the Company’s subsidiary, Timex A&S entered into several agreements with a number of contractors amounting to $106,213 (equivalent to VND1,983,000,000), to construct 3 new gas stations in Dong Nai Province, Vietnam. This construction project is expected to commence upon the receipt of building approval from the local government. The total estimated construction cost is approximately $470,000. As of March 31, 2010, the Company recorded $8,031 (equivalent to VND 154,914,911) as construction in progress. Hence the aggregate contingent payments associated with the future construction work under the agreements are approximately $98,182.

ITEM 2. Management’s Discussion and Analysis and Results of Operations.

INTRODUCTION

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto as filed with the Securities and Exchange Committee (the “SEC”) and other financial information contained elsewhere in this quarterly report on Form 10-Q. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include: (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

OVERVIEW

On March 19, 2009, Ensign Services, Inc. (“Ensign” or the “Company”) entered into a Share Exchange Agreement (the “Original Share Exchange Agreement”) with Timex A&S, and the shareholders of Timex A&S (the “Timex A&S Shareholders”). Timex A&S is a key supplier of gasoline to factories in area industrial parks and has 28 petrol stations in Dong Nai Province, Vietnam. In addition, the Company also operates 3 additional gas stations which are owned by Tin Nghia Company Limited.

On August 13, 2009, pursuant to and upon the initial closing of the Share Exchange Agreement, as amended by Amendment No. 1 dated as of August 6, 2009 (the “Amendment”) to the Share Exchange (as so amended, the “Share Exchange Agreement”), Ensign issued 15,494,200 shares of the Company’s common stock (the “Acquisition Shares”) to the Timex A&S Shareholders, and the parties agreed to transfer 49% of the outstanding shares of Timex A&S’s common stock from the Timex A&S Shareholders to the Company (the “Initial Acquisition”). In addition, the parties agreed that the remaining 30,405,800 Acquisition Shares, and the remaining 51% of the outstanding shares of Timex A&S will be placed into an escrow account established pursuant to an escrow agreement entered into in connection with the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, following the closing, the Company has the right to acquire the remaining 51% of the outstanding shares of Timex A&S (the “Subsequent Acquisition”), subject to and in accordance with applicable Vietnamese laws and regulations, in exchange for the remaining 30,405,800 Acquisition Shares. The closing of the Subsequent Acquisition is subject to the fulfillment of certain conditions including, but not limited to, the receipt of all requisite consents, waivers and approvals by the Company and Timex A&S.

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

•

Timex A&S will develop and/or purchase new “Commerce and Service Complexes”, each of which will consist of a gas station and a “Commerce and Service Center.” A “Commerce and Service Center” will consist of construction works, building and equipment on the gas station land (excluding, however, the gas station itself) for the purpose of provision of service and commerce to commuters and local residents;

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

Results of Operations – Three Months Ended March 31, 2010 and 2009

The following notes highlight various segments of the financial statements from the Company and its subsidiary and variable interest entity (“VIE”) that the Company wishes to detail.

Revenue

For the three months ended March 31, 2010, net income attributable to Ensign Services was $52,180, compared to net income of $143,849 for the three months ended March 31, 2009, a decrease of $91,669 or 64 percent. This decrease was mainly due to an increase in operating expenses (see “Sales and Marketing Expenses and General and Administration Expenses” and a significant increase in total interest and other expenses (see “Interest Income and Expenses”).

Net revenue from third parties increased from $15,704,502 for the three months ended March 31, 2009 to $22,020,123 for the comparable period in 2010. The increase was primary attributable to the increase in fuel price and sales volume. The gasoline price increased from an average of $0.65/litre to $0.90/litre, whereas the diesel price increased from an average of $0.59/litre to $0.76/litre, creating more revenue from end users of the Company. The sales volume increased from 28,796,767 liters to 29,410,463 liters for the three months ended March 31, 2010, in which diesel contributes 55 percent of its total volume. Total gross profit therefore increased from $816,466 to $914,046, an increase of $108,569 or 13 percent, due to the aforementioned price and sales volume increases.

Cost of Revenue

The cost of revenue from third parties increased from $14,888,036 for the three months ended March 31, 2009 to $21,106,077 for the comparable period in 2010, an increase of $6,218,041 or 42 percent. The increase was mainly due to an increase in the average price the Company paid to its suppliers for the purchase of gasoline. The average price the Company paid for gasoline and diesel increase from $0.63/liter and $0.57/litre in 2009 to $0.88/liter and 0.75/litre in 2010 respectively.

Sales and Marketing Expenses

Sales and marketing expenses was slightly increased from $320,605 for the three months ended March 31, 2009 to $372,236 for the comparable period in 2010, an increase of $51,631 or 16 percent. The expenses of second quarter are mostly coming from fuel transportation for 8 oil-tank trucks that recently purchased and marketing campaigns to raise public awareness.

General and Administrative Expenses

Administrative expenses increased from $119,908 for the three months ended March 31, 2009 to $169,336 for the comparable period in 2010, an increase of $49,428 or 41 percent. The increase was primarily due to the increase in salaries, depreciation of oil-tank trucks, and legal and professional expenses incurred for this quarter review.

Interest Income and Expenses

Interest income increased significantly from $4,066 for the three months ended March 31, 2009 to $212,048 for the comparable period in 2010, an increase of $207,982 or 5,115 percent. This was primarily due to the income generating from lending former parent Tin Nghia Company Limited with 12 percent annual interest rate.

Interest expenses increased significantly from $23,632 for the three months ended March 31, 2009 to $430,922 for the comparable period in 2010, an increase of $407,290 or 1,723 percent. This was mainly due to interest charged for the revolving lines of credit and long-term bank borrowings from VCB, MSB, and Dai A Bank.

Results of Operations – Six Months Ended March 31, 2010 and 2009

Revenue

For the six months ended March 31, 2010, net income attributable to Ensign Services was $77,683, compared to net income of $334,993 for the six months ended March 31, 2009, a decrease of $257,310 or 77 percent. This decrease in was mainly due to an increase in operating expenses (see “Sales and Marketing Expenses and General and Administration Expenses”) and a significant increase in total interest and other expenses (see “ Interest Income and Expenses”).

Net revenue from third parties increased from $36,267,217 for the six months ended March 31, 2009 to $48,676,642 for the comparable period in 2010. The increase was primary attributable to the increase in fuel price and sales volume. The gasoline price increased from an average of $0.77/litre to $0.89/litre, whereas the diesel price increase from an average of $0.68/litre to $0.75/litre, creating more revenue from end users of the Company. The sales volume increased from 58,787,714 liters to 65,491,695 liters for the first half of 2010, in which diesel contributes 55 percent of the total volume. Total gross profit therefore increased from $1,742,949 to $1,889,125 due to the aforementioned price and sales volume increases.

Cost of Revenue

The cost of revenue from third parties increase from $34,547,598 for the six months ended March 31, 2009 to $46,823,179 for the comparable period in 2010, an increase of $12,275,581 or 36 percent. The increase was mainly due to an increase in the average price the Company paid to its suppliers for the purchase of gasoline. The average price the Company paid for gasoline and diesel increase from $0.76/liter and $0.67/litre in 2009 to $0.87/liter and $0.74/litre in 2010 respectively.

Sales and Marketing Expenses

For the six months period, sales and marketing expenses recorded $723,645, compared to $600,430 for the six months ended March 31, 2009, a $123,215 or 21 percent increase. Transportation expenses, assets insurance, and marketing campaign increased by 384%, 207% and 17% respectively.

General and Administrative Expenses

For the six months period, administrative expenses increased from $226,095 for the six months ended March 31, 2009 to $381,307 for the comparable period in 2010, an increase of $155,212 or 69 percent. The increase was primarily due to employee’s study abroad program, increase in salaries, depreciation of oil-tank trucks, and legal and professional expenses incurred for this quarter review.

Interest Income and Expenses

Interest income increased significantly from $14,987 for the six months ended March 31, 2009 to $220,190 for the comparable period in 2010, an increase of $205,203 or 1,369 percent. This was primarily due to the income generating from loan to former parent company, Tin Nghia Company Limited with interest rate ranging from 10.5% to 12% per annum.

Interest expenses increased significantly from $80,554 for the six months ended March 31, 2009 to $657,136 for the comparable period in 2010, an increase of $576,582 or 7,157 percent. This was mainly due to interest charged for the revolving lines of credit and long-term bank borrowings from VCB, MSB, and Dai A Bank.

Liquidity and Capital Resources

Cash and Cash Equivalent

Cash and cash equivalents decreased from $1,020,151 to $886,322 since September 30, 2009. The main reason for the decrease was because the Company made repayment to its suppliers during the six months ended March 31, 2010.

Operating Activities

The net cash used in operating activities for the six months ended March 31, 2010 was $2,107,828 as compared to $274,701 for the comparable period in 2009, an increase of $1,833,127 or 667 percent. The increase was primary attributable from the changes in inventories, accounts receivable, amount due from related parties, prepayment and other receivable and accounts payable.

Inventories increased from $1,890,737 as of September 30, 2009 to $3,461,242 as of March 31, 2010. The increase was because the Company has forecasted the fuel price charge to end users is going to increase in January 2010, therefore the Company stock up its inventory of petroleum for resale. In addition, inventories increased accordingly with the increase in the average price of gasoline in Vietnam for the six months ended Mach 31, 2010 as compared to September 30, 2009.

Accounts receivable and prepayment and other receivables increased from $2,287,980 and $122,930 as of September 30, 2009 to $2,314,512 and $539,644 as of March 31, 2010 respectively. The main reason for the increase was because there is an increase in sales volumes and increase in sale prices. In addition, our customers’ base has grown substantively since September 30, 2009.

Amounts due to related parties decreased from $1,557,134 as of September 30, 2009 to $1,236,773 as of March 31, 2010. The reason is because of early repayments to Tin Nghia Construction Material Company Limited, Nhon Trach Investment Joint Stock Company, and ICD Bien Hoa – Tin Nghia Logistics Company Limited.

Financing Activities

The net cash provided by financing activities for the six months ended March 31, 2010 was $2,070,600 as compared to the net cash provided by financing activities of $114,255 for the comparable period in 2009, an increase of $1,956,345 or 1,712 percent. During the six months ended March 31, 2009, the Company received a capital contribution of $2,268,928 from its former parent, Tin Nghia Company Limited. However, in the very same period, the Company made repayment to its former parent, Tin Nghia Company Limited of $1,959,328.

During the six months ended March 31, 2010, the Company received the repayment of $4,086,731 from Tin Nghia Company Limited. This was a partial repayment of the short-term loan to Tin Nghia Company Limited with interest ranging from 10.5% to 12% per annum and repayable within 12 months. After receiving payment from Tin Nghia Company Limited, the Company had made the repayment of $1,394,902 of revolving lines of credit to VCB and MSB.

Critical Accounting Policies

Revenue Recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

The Company derives the major revenues from the distribution and sale of petroleum products at its gas station. The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

The Company recognizes revenue from the sale of building material supplies upon delivery to the customers and the transfer of title and risk of loss, and records its revenues net of VAT. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended March 31, 2010 and 2009.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment and freehold lands used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010 and September 30, 2009.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary and VIE operating in Vietnam maintain the books and record in a local currency, Vietnamese Dong ("VND"), which is functional currency as being the primary currency of the economic environment in which the operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statements of change in stockholders’ equity.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but do not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk factors.

Except for the following risk factor, there are no material changes from the risk factors previously disclosed in our Form I0-K for the year ended September 30, 2009 initially filed with the SEC on January 13, 2010 and further amended on January 22, 2010.

We and our subsidiary may be subject to claims, lawsuits or other action in connection with the payment of dividends by our subsidiary.

Commencing in April 2010, our subsidiary, Timex A&S paid a dividend to all of its shareholders except for its parent, Ensign. The decision to pay dividends to all of Timex A&S’s shareholders except for Ensign was based on several factors, including the fact that if a dividend payment is made to Ensign and the funds then used for the purpose of furthering the business of Timex A&S (as would be contemplated), such funds would either be required to be treated as an interest bearing loan or contribution of capital from Ensign to Timex A&S, the net effects of which would be as follows:

•

a capital contribution would require Timex A&S to issue additional shares of its stock to Ensign in exchange for such capital contribution, which additional issuance of shares of Timex A&S to Ensign would result in Ensign owning in excess of 49% of the outstanding capital stock of Timex A&S which would violate existing applicable Vietnamese foreign ownership limitations;

•

a more-than-one-year loan from Ensign to Timex A&S would be a “foreign loan” which shall be subject to an approval of the State Bank of Vietnam whose approval is not certain;

•

Vietnamese law requires that the dividends are paid in Vietnam Dong, which would result in Ensign incurring expenses in connection with the conversion of any dividends it may have received into US Dollar;

•

such actions would subject the funds to additional taxation in multiple jurisdictions.

The results of any legal or other proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. Should there be an adverse ruling against the Company or its subsidiary in any such legal or other proceeding, the Company and/or its subsidiary may be faced with monetary damages or injunctive relief against it that might materially affect the Company’s financial condition and operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information.

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

ENSIGN SERVICES, INC.

June 24, 2010	By:	/s/ Quach Van Duc
Quach Van Duc
Chairman & President (Principal Executive Officer and Principal Financial and Accounting Officer)